Form 10-Q
period 1996-03-31
MONDAVI ROBERT CORP
filed 1996-05-14
CIK 902276

============================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ___________________________________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended             March 31, 1996
                              --------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to________________

Commission File Number:                    33-61516
                       ---------------------------------------------------
                         THE ROBERT MONDAVI CORPORATION


     Incorporated under the laws              I.R.S. Employer Identification:
      of the State of California                     94-2765451


                          Principal Executive Offices:
                            7801 St. Helena Highway
                               Oakville, CA 94562
                           Telephone:  (707) 259-9463



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X          No
                                ------      ------

As of April 30, 1996 there were issued and outstanding 7,155,512 shares of the issuer's Class A Common Stock and 7,676,012 shares of the issuer's Class B Common Stock.


==============================================================================

ITEM 1.  FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                     MARCH 31,       JUNE 30,
                                                                                       1996            1995
                                                                                     --------        --------


Current assets:
  Cash                                                                              $       -      $     900
  Accounts receivable--trade, net                                                      34,994         32,601
  Advances to joint ventures                                                               41            116
  Inventories                                                                         148,606        113,375
  Prepaid expenses and other current assets                                             2,171            770
                                                                                    ---------      ---------
         Total current assets                                                         185,812        147,762
Property, plant and equipment, net                                                    149,318        120,934
Investments in joint ventures                                                          16,198         11,792
Other assets                                                                            1,712          1,826
                                                                                    ---------      ---------
         Total assets                                                               $ 353,040      $ 282,314
                                                                                    ==========     =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                                    $   6,761      $       -
  Notes payable to banks                                                                2,000              -
  Accounts payable--trade                                                              10,264          9,411
  Accrued payroll, bonuses and benefits                                                 7,929          9,247
  Other accrued expenses                                                                2,659          1,986
  Current portion of long-term debt                                                    22,567          6,071
  Income taxes payable                                                                      -          1,160
  Deferred revenue                                                                      2,518          1,493
  Deferred income taxes                                                                 1,280          1,495
                                                                                    ---------      ---------
         Total current liabilities                                                     55,978         30,863
Long-term debt, less current portion                                                  102,754        113,017
Deferred income taxes                                                                   7,950          7,368
Deferred executive compensation                                                         5,674          5,839
Other liabilities                                                                       1,131            665
                                                                                    ---------      ---------
         Total liabilities                                                            173,487        157,752
                                                                                    ----------     ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares                                                       -              -
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares
    Issued and outstanding--7,155,512 and 4,448,853 shares                             71,975         34,441
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares
    Issued and outstanding--7,676,012 and 8,325,781 shares                             12,324         13,364
  Retained earnings                                                                    95,254         76,757
                                                                                    ---------      ---------
                                                                                      179,553        124,562
                                                                                    ---------      ---------
         Total liabilities and shareholders' equity                                 $ 353,040      $ 282,314
                                                                                    =========      =========



                See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    MARCH 31,                 MARCH 31,
                                                               -----------------        -----------------
                                                               1996          1995       1996         1995
                                                               ----          ----       ----         ----

Gross revenues                                              $ 61,537    $  55,560   $ 184,187     $153,082
Less excise taxes                                              3,148        2,823       9,451        7,800
                                                            --------    ---------    --------     --------
Net revenues                                                  58,389       52,737     174,736      145,282
Cost of goods sold                                            30,085       24,929      90,197       72,509
                                                            --------    ---------    --------     --------
Gross profit                                                  28,304       27,808      84,539       72,773
Selling, general and administrative expenses                  16,761       16,177      50,557       46,441
                                                            --------    ---------    --------     --------
Operating income                                              11,543       11,631      33,982       26,332
Other income (expense):
  Interest                                                    (2,275)      (2,443)     (6,328)     (6,198)
  Equity in net income (loss) of joint ventures                 (130)         (37)      2,120        1,868
  Other                                                          598           79         849         (742)
                                                            --------    ---------    --------     -------
Income before income taxes                                     9,736        9,230      30,623       21,260
Provision for income taxes                                     3,855        3,538      12,126        8,425
                                                            --------    ---------    --------     --------
Net income                                                  $  5,881    $   5,692    $ 18,497     $ 12,835
                                                            ========    =========    ========     ========

Earnings per share                                          $    .38    $     .44    $   1.22     $   1.00
                                                            ========    =========    ========     ========


Weighted average number of common shares
  and equivalents outstanding                                 15,431       12,846      15,124       12,791
                                                            ========    =========    ========     ========





                See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                        -------------------
                                                                                        1996           1995
                                                                                        ----           ----
Cash flows from operating activities:
  Net income                                                                        $  18,497      $  12,835
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Deferred income taxes                                                                 367          1,299
    Depreciation and amortization                                                       7,557          6,427
    Equity in net income of joint ventures                                             (2,120)       (1,868)
    Other                                                                                  91           630

    Changes in assets and liabilities:
      Accounts receivable--trade                                                       (2,393)         1,989
      Inventories                                                                     (35,231)       (21,227)
      Other assets                                                                     (1,401)          (487)
      Accounts payable--trade and accrued expenses                                        208          3,732
      Income taxes payable                                                             (1,160)           638
      Deferred revenue                                                                  1,025            129
      Deferred executive compensation                                                    (165)           125
      Other liabilities                                                                   466            (42)
                                                                                    ---------      --------
  Net cash provided by (used in) operating activities                                 (14,259)         4,180
                                                                                    --------       ---------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                                       (35,852)       (21,984)
  Distributions from joint ventures                                                     4,102            422
  Contributions to joint ventures                                                      (6,388)         ( 308)
                                                                                    ---------      --------
  Net cash used in investing activities                                               (38,138)       (21,870)
                                                                                    --------       --------

Cash flows from financing activities:
  Book overdraft                                                                        6,761         10,281
  Net additions (repayments) under short-term unsecured credit lines                    2,000        (24,000)
  Proceeds from issuance of long-term debt                                             42,168         42,978
  Principal repayments of long-term debt                                              (35,935)       (12,282)
  Proceeds from issuance of Class A Common Stock                                       35,401            107
  Exercise of Class A Common Stock options                                              1,093            - -
  Other                                                                                     9            213
                                                                                    ---------      ---------
  Net cash provided by financing activities                                            51,497         17,297
                                                                                    ---------      ---------

  Net decrease in cash                                                                   (900)          (393)
  Cash at the beginning of the period                                                     900            393
                                                                                    ---------      ---------
  Cash at the end of the period                                                     $     - -      $     - -
                                                                                    =========      =========





                See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1996, its results of operations for the three and nine month periods ended March 31, 1996 and 1995 and its cash flows for the nine month periods ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1995 on file at the Securities and Exchange Commission.

NOTE 2--MAJOR CUSTOMERS:

         The Company sells the majority of its wines through distributors in the United States and through brokers and agents in export markets. There is a common ownership in several distributorships in different states that, when considered to be one entity, represented 30% and 25%, respectively, of gross revenues for the three months ended March 31, 1996 and 1995 and 28% of gross revenues for the nine months ended March 31, 1996 and 1995. Trade accounts receivable from these distributors at March 31, 1996 and June 30, 1995 totaled $12,047,000 and $9,657,000, respectively.

NOTE 3--INVENTORIES:

         Inventories consist of the following (in thousands):

                                                                                     MARCH 31,      JUNE 30,
                                                                                     ---------      --------
                                                                                       1996           1995
                                                                                       ----           ----
Wine in production                                                                  $ 111,027      $  84,652
Bottled wine                                                                           41,703         32,460
Crop costs and supplies                                                                 8,818          9,333
                                                                                    ---------      ---------
Inventories stated at FIFO cost                                                       161,548        126,445
Reserve for LIFO valuation method                                                     (12,942)       (13,070)
                                                                                    ---------      ---------
                                                                                    $ 148,606      $ 113,375
                                                                                    =========      =========

         Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If inventories valued at LIFO cost had been valued at FIFO cost, net income would have increased by approximately $353,000 for the three months ended March 31, 1996, decreased by approximately $1,995,000 for the three months ended March 31, 1995, and decreased by approximately $77,000 and $3,402,000, respectively, for the nine months ended March 31, 1996 and 1995.

NOTE 4--PROPERTY, PLANT AND EQUIPMENT:

         The cost and accumulated depreciation of property, plant and equipment consist of the following (in thousands):

                                                                                     MARCH 31,      JUNE 30,
                                                                                     ---------      --------
                                                                                       1996           1995
                                                                                       ----           ----

Land                                                                                $  35,618      $  28,742
Vineyards                                                                              27,561         26,514
Machinery and equipment                                                                89,557         81,096
Buildings                                                                              29,992         29,581
Vineyards under development                                                             5,634          4,126
Construction in progress                                                               29,540         12,928
                                                                                    ---------      ---------
                                                                                      217,902        182,987
Less--accumulated depreciation                                                        (68,584)       (62,053)
                                                                                     --------       --------
                                                                                    $ 149,318      $ 120,934
                                                                                    ==========     =========

         Included in fixed assets are $200,000 and $112,000, respectively, of interest capitalized for the three months ended March 31, 1996 and 1995 and $431,000 and $578,000, respectively, of interest capitalized for the nine months ended March 31, 1996 and 1995.

NOTE 5--INVESTMENTS IN JOINT VENTURES

         During March 1996, the Company and vina Errasuriz S.A., Santiago, Chile, completed the formation of Vina Caliterra S.A., a 50/50 joint venture entered to produce and market premium, superpremium and ultrapremium Chilean wines. As of March 31, 1996, the Company had contributed $5,300,000 to this joint venture.

         As of March 31, 1996, the Company had made contributions and advances totaling $1,396,000 to a 50/50 joint venture between the Company and Marchesi De Frescobaldi S.P.A., Florence, Italy, to produce and market superpremium and ultrapremium Italian wines.

NOTE 6--LONG-TERM DEBT:

         Long-term debt consists of the following (in thousands):

                                                                                     MARCH 31,      JUNE 30,
                                                                                     ---------      --------
                                                                                       1996           1995
                                                                                       ----           ----

Long-term unsecured credit lines                                                    $  40,000      $  28,150
Fixed rate secured term loans                                                          42,928         50,009
Fixed rate unsecured term loans                                                        40,000         40,000
Capitalized lease obligations                                                           2,231            736
Other                                                                                     162            193
                                                                                    ---------      ---------
                                                                                      125,321        119,088
Less--current portion                                                                 (22,567)        (6,071)
                                                                                    ---------      ---------
                                                                                    $ 102,754      $ 113,017
                                                                                    ==========     =========

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest, net of amounts capitalized, was $5,490,000 and $6,219,000 for the nine months ended March 31, 1996 and 1995, respectively. Cash paid for income taxes was $12,919,000 and $6,488,000 for the nine months ended March 31, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1996.

GROSS REVENUES.   Gross revenues increased by 10.6% to $61.5 million in the
third quarter of fiscal 1996 from $55.6 million in the third quarter of fiscal 1995. The increase in gross revenues was primarily attributable to a 12.7% increase in sales volume to 1,352,000 cases in the third quarter of fiscal 1996 from 1,200,000 cases in the third quarter of fiscal 1995. Limited wine supplies constrained the Company's third quarter sales volume growth and these limited supplies will constrain sales volume growth in the fourth quarter of fiscal 1996.

EXCISE TAXES.   The Company's federal and state excise taxes increased by 10.7%
to $3.1 million in the third quarter of fiscal 1996 from $2.8 million in the third quarter of fiscal 1995. The dollar increase in excise taxes correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES.   As a result of the above factors, net revenues increased by
10.8% to $58.4 million in the third quarter of fiscal 1996 from $52.7 million in the third quarter of fiscal 1995. Net revenues per case decreased by 2.6% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995, primarily reflecting a shift in sales mix to the Woodbridge brand.

COST OF GOODS SOLD.   Cost of goods sold increased by 20.9% to $30.1 million in
the third quarter of fiscal 1996 from $24.9 million in the third quarter of fiscal 1995, primarily reflecting an increase in sales volume and average cost per case. During the third quarter of fiscal 1996, the Company revised its inventory projections for the fiscal year, resulting in an unfavorable LIFO adjustment. During the third quarter of fiscal 1995, the Company's inventory projections resulted in a favorable LIFO adjustment. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $585,000 lower and $3.3 million higher, respectively, in the third quarter of fiscal 1996 and 1995.

GROSS PROFIT.   Gross profit increased by 1.8% to $28.3 million in the third quarter of fiscal 1996 from $27.8 million in the third quarter of fiscal 1995, primarily reflecting increased sales volume that was partially offset by the increase in average cost per case discussed above. The Company's gross profit percentages for the third quarter of fiscal 1996 and 1995 were 48.5% and 52.7%, respectively.

OPERATING EXPENSES.   Operating expenses increased by 3.7% to $16.8 million in
the third quarter of fiscal 1996 from $16.2 million in the third quarter of fiscal 1995. The ratio of operating expenses to net revenues was 28.7% in the third quarter of fiscal 1996 and 30.7% in the third quarter of fiscal 1995.
The improved operating expense ratio was due to economies of scale in personnel and overhead costs achieved as a result of increased net revenues and a decrease in the average promotional dollars spent per case.

OPERATING INCOME.   As a result of the factors discussed above, operating
income was consistent with the prior year at $11.5 million in the third quarter of fiscal 1996 and $11.6 million in the third quarter of fiscal 1995.

INTEREST.   Interest expense decreased by 4.2% to $2.3 million in the third quarter of fiscal 1996 from $2.4 million in the third quarter of fiscal 1995, primarily reflecting a decrease in the Company's average interest rate and an increase in the amount of interest capitalized, which were partially offset by an increase in the Company's average borrowings.

EQUITY IN NET INCOME OF JOINT VENTURES.   Equity in net income of joint
ventures was $(130,000) in the third quarter of fiscal 1996 compared to $(37,000) in the third quarter of fiscal 1995.

OTHER. "Other" primarily consists of miscellaneous non-operating income and expense items. In the third quarter of fiscal 1996, "Other" was $598,000 compared to $79,000 in the third quarter of fiscal 1995.

INCOME BEFORE INCOME TAXES.   As a result of the factors discussed above,
income before income taxes increased by 5.4% to $9.7 million in the third quarter of fiscal 1996 from $9.2 million in the third quarter of fiscal 1995.

PROVISION FOR INCOME TAXES.   The provision for income taxes was $3.9 million
in the third quarter of fiscal 1996 compared to $3.5 million in the third quarter of fiscal 1995. The Company's effective tax rate was 39.6% and 38.3%, respectively, in the third quarter of fiscal 1996 and 1995. During the third quarter of fiscal 1995, the Company's provision for income taxes was favorably adjusted to reflect higher than expected levels of investment tax credits.

NET INCOME AND EARNINGS PER SHARE.   As a result of the above factors, net
income increased by 3.5% to $5.9 million in the third quarter of fiscal 1996 from $5.7 million in the third quarter of fiscal 1995. Earnings per share decreased to $.38 in the third quarter of fiscal 1996 from $.44 in the third quarter of fiscal 1995, reflecting the increase in weighted average shares outstanding resulting from the Company's second public offering of stock in August 1995.


NINE MONTHS ENDED MARCH 31, 1996.

GROSS REVENUES.   Gross revenues increased by 20.3% to $184.2 million in first nine months of fiscal 1996 from $153.1 million in the first nine months of fiscal 1995. The increase in gross revenues was primarily attributable to a 23.4% increase in sales volume to 4,030,000 cases in the first nine months of fiscal 1996 from 3,266,000 cases in the first nine months of fiscal 1995. Due to the limited supply of the Company's wines, sales volume growth is not expected to continue at this level for the remainder of the fiscal year.

EXCISE TAXES.   The Company's federal and state excise taxes increased by 21.8%
to $9.5 million in the first nine months of fiscal 1996 from $7.8 million in the first nine months of fiscal 1995. The dollar increase in excise taxes correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES.   As a result of the above factors, net revenues increased by
20.2% to $174.7 million in the first nine months of fiscal 1996 from $145.3 million in the first nine months of fiscal 1995. Net revenues per case decreased by 2.6% in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, primarily reflecting a shift in sales mix to the Woodbridge brand.

COST OF GOODS SOLD.   Cost of goods sold increased by 24.4% to $90.2 million in
the first nine months of fiscal 1996 from $72.5 million in the first nine months of fiscal 1995, primarily reflecting the increase in sales volume. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $128,000 and $5.6 million higher, respectively, in the first nine months of fiscal 1996 and 1995.

GROSS PROFIT.   Gross profit increased by 16.1% to $84.5 million in the first nine months of fiscal 1996 from $72.8 million in the first nine months of fiscal 1995, primarily reflecting increased sales volume. The Company's gross profit percentage for the first nine months of fiscal 1996 decreased to 48.4% from 50.1% for the first nine months of fiscal 1995, reflecting lower grape yields on the Company's vineyards and increasing bulk wine prices.

OPERATING EXPENSES.   Operating expenses increased by 9.1% to $50.6 million in
the first nine months of fiscal 1996 from $46.4 million in the first nine months of fiscal 1995. The ratio of operating expenses to net revenues was 28.9% in the first nine months of fiscal 1996 and 32.0% in the first nine months of fiscal 1995. The dollar increase in operating expenses was primarily attributable to an increase in sales and marketing expenses and employee compensation associated with increased sales volume and improved profitability. The improved operating expense ratio was due to economies of scale in personnel and overhead costs achieved as a result of increased net revenues and a decrease in the average promotional dollars spent per case.

OPERATING INCOME.   As a result of the factors discussed above, operating
income increased by 29.3% to $34.0 million in the first nine months of fiscal 1996 from $26.3 million in the first nine months of fiscal 1995.

INTEREST.   Interest expense increased by 1.6% to $6.3 million in the first nine months of fiscal 1996 from $6.2 million in the first nine months of fiscal 1995. This increase was primarily attributable an increase in the Company's average interest rate, which was partially offset by a decrease in the Company's average borrowings.

EQUITY IN NET INCOME OF JOINT VENTURES.   Equity in net income of joint
ventures was $2.1 million in the first nine months of fiscal 1996 compared to $1.9 million in the first nine months of fiscal 1995. This increase was primarily attributable to improved income from the Opus One joint venture during the period.

OTHER.    "Other" primarily consists of miscellaneous non-operating income and expense items. In the first nine months of fiscal 1996, "Other" was $849,000 compared to $(742,000) in the first nine months of fiscal 1995. The improvement in "Other" was due mainly to tax refunds and a decrease in vineyard write-downs.

INCOME BEFORE INCOME TAXES.   As a result of the factors discussed above,
income before income taxes increased by 43.7% to $30.6 million in the first nine months of fiscal 1996 from $21.3 million in the first nine months of fiscal 1995.

PROVISION FOR INCOME TAXES.   The provision for income taxes was $12.1 million
in the first nine months of fiscal 1996 and $8.4 million in the first nine months of fiscal 1995. The Company's effective tax rate was 39.6% for the first nine months of fiscal 1996 and 1995.

NET INCOME AND EARNINGS PER SHARE.   As a result of the above factors, net
income increased to $18.5 million in the first nine months of fiscal 1996 from $12.8 million in the first nine months of fiscal 1995. Earnings per share increased to $1.22 in the first nine months of fiscal 1996 from $1.00 in the first nine months of fiscal 1995. Earnings per share for the first nine months of fiscal 1996 reflects the increase in weighted average number of shares outstanding resulting from the Company's second public offering of stock in August 1995.


LIQUIDITY AND CAPITAL RESOURCES.

         Working capital as of March 31, 1996, was $129.8 million compared to $116.9 million at June 30, 1995. The $12.9 million increase in working capital was primarily attributable to a $35.2 million increase in inventories, which was partially offset by a shift in debt from long- term to short-term. The Company had a $6.8 million book overdraft at March 31, 1996, reflecting the float on outstanding checks, principally for payments to growers for the 1995 harvest, which were due on April 1, 1996. The Company had a cash balance of $900,000 at June 30, 1995.

         The Company has historically financed its growth through increases in borrowings and cash flows from operations. In addition, the Company received $32.3 million in net proceeds from its initial public offering of stock in June 1993 and an additional $35.3 million in net proceeds from its second public offering of stock in August 1995. During the first nine months of fiscal 1996, the Company's primary uses of capital have been to finance the following: a $35.9 million increase in property, plant and equipment (including vineyard land acquisitions, expansion of the Woodbridge and Byron wineries, purchases of new oak barrels and vineyard development), a $35.2 million increase in inventory, $7.8 million in repayments of term debt and $6.4 million in contributions and advances to the Company's new Chilean and Italian joint ventures. In addition to the net proceeds from the Company's August 1995 public offering of stock, the primary sources of funds during the first nine months of fiscal 1996 were from the following: $18.5 million in net income, as well as the non-cash impact on pre-tax income of $7.6 million in depreciation and amortization, $11.9 million in net additions under the Company's long-term credit lines and $4.1 million in distributions from joint ventures.

         The Company's capital spending requirements have increased due to vineyard acquisitions and developments to improve the Company's long-term grape supply and support expected future sales volume growth. During the first nine months of fiscal 1996, the Company spent approximately $11.0 million for vineyard land acquisitions. The Company also entered into commitments totaling approximately $4.3 million for additional vineyard acquisitions that are expected to be funded during the fourth quarter of fiscal 1996. The Company anticipates that the increased capital spending requirements will be met by funds generated through additional borrowings or financings.


                                    PART II

ITEM     1.      LEGAL PROCEEDINGS.

         The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations.


ITEM     6.      EXHIBITS AND REPORTS ON FORM 8-K.

                          1)      Exhibits:
                          Exhibit 11 Statement re Computation of Per Share Earnings.

                          2)      Form 8-K:
                          No reports on Form 8-K were filed during the quarter ended March 31, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE ROBERT MONDAVI CORPORATION

Dated:   May 14, 1996                    By  /s/ GREGORY M. EVANS
                                         --------------------------------
                                                 Gregory M. Evans,
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit 11      Computation of Primary Earnings Per Share

Exhibit 27      Financial Data Sheet