Form 10-Q
period 1996-09-30
MONDAVI ROBERT CORP
filed 1996-11-13
CIK 902276

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended            September 30, 1996
                               --------------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:                33-61516

                         THE ROBERT MONDAVI CORPORATION

     Incorporated under the laws              I.R.S. Employer Identification:
       of the State of California                          94-2765451

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

                         Yes        X              No
                                   ---                 ---
As of October 31, 1996 there were issued and outstanding 7,344,229 shares of the issuer's Class A Common Stock and 7,676,012 shares of the issuer's Class B Common Stock.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                         ASSETS                                        SEPTEMBER 30,     JUNE 30,
                                                                                       -------------     --------
                                                                                           1996            1996
                                                                                           ----            ----
                                                                                         UNAUDITED
Current assets:
  Cash and cash equivalents .....................................................       $   --         $   --
  Accounts receivable--trade, net ...............................................         33,424         39,495
  Advances to joint ventures ....................................................            922            118
  Inventories ...................................................................        186,073        142,565
  Prepaid income taxes ..........................................................           --            2,370
  Deferred income taxes .........................................................          1,041            570
  Prepaid expenses and other current assets .....................................          1,688            722
                                                                                        --------       --------
         Total current assets ...................................................        223,148        185,840
Property, plant and equipment, net ..............................................        169,108        156,754
Investments in joint ventures ...................................................         19,635         17,100
Other assets ....................................................................          1,750          1,501
                                                                                        --------       --------
         Total assets ...........................................................       $413,641       $361,195
                                                                                        ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft ................................................................       $  8,059       $    403
  Accounts payable--trade .......................................................         52,487         13,733
  Accrued payroll, bonuses and benefits .........................................          8,360         10,322
  Other accrued expenses ........................................................          3,345          2,828
  Current portion of long-term debt .............................................          5,042          4,115
  Income taxes payable ..........................................................            687           --
  Deferred revenue ..............................................................          1,642          1,682
                                                                                        --------       --------
         Total current liabilities ..............................................         79,622         33,083
Long-term debt, less current portion ............................................        121,024        123,713
Deferred income taxes ...........................................................          9,259          8,944
Deferred executive compensation .................................................          6,375          6,098
Other liabilities ...............................................................          2,559          1,102
                                                                                        --------       --------
         Total liabilities ......................................................        218,839        172,940
                                                                                        --------       --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares ...........................................           --             --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares
    Issued and outstanding--7,342,979 and 7,281,529 shares ......................         74,213         73,402
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares
    Issued and outstanding--7,676,012 and 7,676,012 shares ......................         12,324         12,324
Paid-in Capital .................................................................          1,747          1,334
Retained earnings ...............................................................        106,518        101,195
                                                                                        --------       --------
                                                                                         194,802        188,255
         Total liabilities and shareholders' equity .............................       $413,641       $361,195
                                                                                        ========       ========

                 See Notes to Consolidated Financial Statements

                          THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                      ------------------
                                                         SEPTEMBER 30,
                                                         -------------
                                                     1996            1995
                                                   --------        --------
Gross revenues .............................       $ 62,194        $ 47,889
Less excise taxes ..........................          3,210           2,328
                                                   --------        --------
Net revenues ...............................         58,984          45,561
Cost of goods sold .........................         33,368          23,468
                                                   --------        --------
Gross profit ...............................         25,616          22,093
Selling, general and administrative expenses         16,366          14,296
                                                   --------        --------
Operating income ...........................          9,250           7,797
Other income (expense):
  Interest .................................         (2,366)         (2,041)
  Equity in net income of joint ventures ...          2,092           1,478
  Other ....................................           (251)            313
                                                   --------        --------
Income before income taxes .................          8,725           7,547
Provision for income taxes .................          3,402           2,990
                                                   --------        --------
Net income .................................       $  5,323        $  4,557
                                                   ========        ========

Earnings per share .........................       $    .34        $    .31
                                                   ========        ========

Weighted average number of common shares
  and equivalents outstanding ..............         15,515          14,518
                                                   ========        ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                        SEPTEMBER 30,
                                                                        -------------
                                                                    1996            1995
                                                                    ----            ----
Cash flows from operating activities:
  Net income .............................................       $  5,323        $  4,557
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income taxes ................................           (156)             91
    Depreciation and amortization ........................          2,878           2,301
    Equity in net income of joint ventures ...............         (2,092)         (1,478)
    Other ................................................             70            --

    Changes in assets and liabilities:
      Accounts receivable--trade .........................          6,071          10,858
      Inventories ........................................        (43,829)        (21,123)
      Prepaid income taxes ...............................          2,783            --
      Other assets .......................................           (966)           (340)
      Accounts payable--trade and accrued expenses .......         37,309          13,024
      Income taxes payable ...............................            687           1,818
      Deferred revenue ...................................            (40)             21
      Deferred executive compensation ....................            277             326
      Other liabilities ..................................          1,457           1,164
                                                                 --------        --------
  Net cash provided by operating activities ..............          9,772          11,219
                                                                 --------        --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment ..........        (15,198)         (9,763)
  Contributions to joint ventures ........................           (231)           (204)
                                                                 --------        --------
  Net cash used in investing activities ..................        (15,429)         (9,967)
                                                                 --------        --------

Cash flows from financing activities:
  Book overdraft .........................................          7,656           5,282
  Net repayments under notes payable to banks ............           --              --
  Proceeds from issuance of long-term debt ...............         50,000             368
  Principal repayments of long-term debt .................        (51,762)        (32,736)
  Proceeds from issuance of Class A Common Stock .........           --            35,323
  Exercise of stock options ..............................            811             248
  Other ..................................................         (1,048)            (37)
                                                                 --------        --------
  Net cash provided by financing activities ..............          5,657           8,448
                                                                 --------        --------

  Net increase in cash and cash equivalents ..............           --             9,700
  Cash and cash equivalents at the beginning of the period           --               900
                                                                 --------        --------
  Cash and cash equivalents at the end of the period .....       $   --          $ 10,600
                                                                 ========        ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1996 and its results of operations and its cash flows for the three month periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10- K) for the fiscal year ended June 30, 1996, on file at the Securities and Exchange Commission.

NOTE 2--INVENTORIES:

         Inventories consist of the following (in thousands):

                                                 SEPTEMBER 30,    JUNE 30,
                                                     1996           1996
                                                     ----           ----
Wine in production                               $  132,623      $  95,747
Bottled wine                                         60,203         46,247
Crop costs and supplies                               9,712         13,097
                                                 ----------      ---------
Inventories stated at FIFO cost                     202,538        155,091
Reserve for LIFO valuation method                   (16,465)       (12,526)
                                                 ----------      ---------
                                                 $  186,073      $ 142,565
                                                 ==========      =========

         Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If inventories valued at LIFO cost had been valued at FIFO cost, net income would have increased by approximately $2,403,000 for the three months ended September 30, 1996 and decreased by approximately $333,000 for the three months ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 1996

GROSS REVENUES Gross revenues increased by 29.9% to $62.2 million in the first quarter of fiscal 1997 from $47.9 million in the first quarter of fiscal 1996. The increase in gross revenues was primarily attributable to a 36.1% increase in sales volume to 1,368,000 cases in the first quarter of fiscal 1997 from 1,005,000 cases in the first quarter of fiscal 1996. Due to the limited supply of the Company's wines, sales volume growth is not expected to continue at this level throughout the remainder of the fiscal year.

EXCISE TAXES The Company's federal and state excise taxes increased 37.9% to $3.2 million in the first quarter of fiscal 1997, from $2.3 million in the first quarter of fiscal 1996. The dollar increase in excise taxes correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES As a result of the above factors, net revenues increased by 29.4% to $59.0 million in the first quarter of fiscal 1997 from $45.6 million in the first quarter of fiscal 1996. Net revenues per case decreased 5.0% to $42.30 per case in the first quarter of fiscal 1997 from $44.54 per case in the first quarter of fiscal 1996. The decrease in net revenues per case was primarily attributable to a shift in sales mix to the Woodbridge brand.

COST OF GOODS SOLD Cost of goods sold increased by 42.2% to $33.4 million in the first quarter of fiscal 1997 from $23.5 million in the first quarter of fiscal 1996, reflecting the increase in sales volume and rising grape and bulk wine costs. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $3,939,000 lower and $551,000 higher, respectively, in the first quarter of fiscal 1997 and 1996.

GROSS PROFIT Gross profit increased by 15.9% to $25.6 million in the first quarter of fiscal 1997 from $22.1 million in the first quarter of fiscal 1996, primarily reflecting the increase in sales volume discussed above. The Company's gross profit percentages for the first quarter of fiscal 1997 and 1996 were 43.4% and 48.5%, respectively. The decrease in the gross profit percentage in the first quarter of fiscal 1997 was the result of higher grape and bulk wine costs, including the effect of lower grape yields from the Company's vineyards.

OPERATING EXPENSES Operating expenses increased by 14.5% to $16.4 million in the first quarter of fiscal 1997 from $14.3 million in the first quarter of fiscal 1996. The ratio of operating expenses to net revenues was 27.7% in the first quarter of fiscal 1997 and 31.4% in the first quarter of fiscal 1996. The dollar increase in operating expenses was primarily attributable to an increase in sales and marketing expenses associated with increased sales volume. The improved operating expense ratio in the first quarter of fiscal 1997 was due to a decrease in average promotional dollars spent per case and economies of scale in personnel and overhead costs achieved as a result of increased net revenues.

INTEREST Interest expense increased by 15.9% to $2.4 million in the first quarter of fiscal 1997 from $2.0 million in the first quarter of fiscal 1996. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by a decrease in the average interest rate.

EQUITY IN NET INCOME OF JOINT VENTURES Equity in net income of joint ventures increased by 41.5% to $2.1 million in the first quarter of fiscal 1997 from $1.5 million in the first quarter of fiscal 1996. This increase was primarily attributable to the timing of Opus One's fall release, which resulted in a higher percentage of Opus One's case shipments during the first quarter of fiscal 1997 when compared to the corresponding period in fiscal 1996.

PROVISION FOR INCOME TAXES The Company's effective tax rate for the year is approximately .6% less than the prior year, which is primarily the result of an increase in the benefit derived from investment tax credits and the Company's foreign sales corporation.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income increased to $5.3 million in the first quarter of fiscal 1997 from $4.6 million in the first quarter of fiscal 1996. Earnings per share increased to $.34 in the first quarter of fiscal 1997, from $.31 in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital as of September 30, 1996, was $143.5 million compared to $152.8 million at June 30, 1996. The $9.3 million decrease in working capital is primarily the result of a decrease in accounts receivable as a result of lower sales volume in the first quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996 and an increase in accounts payable and book overdraft as a result of the harvest which occurred during the first quarter of fiscal 1997.

         The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $41.2 million and $50.0 million, respectively, at October 1, 1996. During the quarter, the Company obtained $50.0 million of unsecured term loans. The proceeds from these loans were used to repay a portion of the Company's secured long-term debt and a portion of its unsecured credit lines of $18.9 million and $31.1 million, respectively. Considering the above, and cash generated from operations which was used to repay debt, the Company's total debt decreased $1.8 million since June 30, 1996.

         The Company anticipates that current capital combined with cash from operating activities and the availability of cash under its credit lines will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 1998.

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
                           1)       Exhibits:
                           Exhibit 11 Statement re Computation of Per Share Earnings.

                           2)       Form 8-K:
                           No reports on Form 8-K were filed during the quarter
ended September 30, 1996


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE ROBERT MONDAVI CORPORATION

Dated:            November 08, 1996           By    /s/  GREGORY M. EVANS
                                                    ---------------------
                                                       Gregory M. Evans,
                                                       Senior Vice President and
                                                       Chief Financial Officer



                           FORWARD-LOOKING STATEMENTS

         The above form 10-Q and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, the premium wine grape market and the Company's anticipated future investment in vineyards and other capital projects. Actual results may differ materially from the Company's present expectations. Among other things, reduced consumer spending or a change in consumer preferences could reduce demand for the Company's wines. Similarly, competition from numerous domestic and foreign vintners could affect the Company's ability to sustain volume and revenue growth. The price of grapes, the Company's single largest product cost, is beyond the Company's control and higher grape costs may put more pressure on the Company's gross profit margin than is currently forecast. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, on file with the Securities and Exchange Commission. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.