Form 10-Q
period 1996-12-31
MONDAVI ROBERT CORP
filed 1997-02-13
CIK 902276

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended    December 31, 1996
                               -------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -------------------

Commission File Number:                    33-61516
                       ----------------------------------------------------

                         THE ROBERT MONDAVI CORPORATION


   Incorporated under the laws                I.R.S. Employer Identification:
    of the State of California                         94-2765451


                          Principal Executive Offices:
                            7801 St. Helena Highway
                               Oakville, CA 94562
                           Telephone:  (707) 259-9463





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

As of January 31, 1997 there were issued and outstanding 7,389,405 shares of the issuer's Class A Common Stock and 7,676,012 shares of the issuer's Class B Common Stock.

===============================================================================

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                     ASSETS
                                                               December 31,    June 30,
                                                                  1996           1996
                                                                ---------     ---------
                                                                Unaudited
Current assets:
  Cash and cash equivalents                                     $    - -       $    - -
  Accounts receivable--trade, net                                 46,215         39,495
  Advances to joint ventures                                          55            118
  Inventories                                                    182,144        142,565
  Prepaid income taxes                                               - -          2,370
  Deferred income taxes                                            1,855            570
  Prepaid expenses and other current assets                        2,465            722
                                                                --------       --------
         Total current assets                                    232,734        185,840
Property, plant and equipment, net                               174,411        156,754
Investments in joint ventures                                     19,546         17,100
Other assets                                                       1,722          1,501
                                                                --------       --------
         Total assets                                           $428,413       $361,195
                                                                ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Book overdraft                                                $  2,086       $    403
  Accounts payable--trade                                         31,061         13,733
  Accrued payroll, bonuses and benefits                           10,237         10,322
  Other accrued expenses                                           4,535          2,828
  Current portion of long-term debt                                6,954          4,115
  Income taxes payable                                             3,964            - -
  Deferred revenue                                                 1,561          1,682
                                                                --------       --------
         Total current liabilities                                60,398         33,083
Long-term debt, less current portion                             143,805        123,713
Deferred income taxes                                              9,804          8,944
Deferred executive compensation                                    6,762          6,098
Other liabilities                                                  2,980          1,102
                                                                --------       --------
         Total liabilities                                       223,749        172,940
                                                                --------       --------

Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares                                - -            - -
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares
    Issued and outstanding--7,374,355 and 7,281,529 shares        74,603         73,402
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares
    Issued and outstanding--7,676,012 and 7,676,012 shares        12,324         12,324
Paid-in Capital                                                    2,004          1,334
Retained earnings                                                115,733        101,195
                                                                --------       --------
                                                                 204,664        188,255
                                                                --------       --------
         Total liabilities and shareholders' equity             $428,413       $361,195
                                                                ========       ========

                See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited) (in thousands, except per share data)


                                                   Three Months Ended       Six Months Ended
                                                       December 31,           December 31,
                                                  -------------------    ---------------------
                                                    1996       1995        1996         1995
                                                  -------     -------    --------     --------
Gross revenues                                    $91,669     $74,761    $153,863     $122,650
Less excise taxes                                   4,472       3,975       7,682        6,303
                                                  -------     -------    --------     --------
Net revenues                                       87,197      70,786     146,181      116,347
Cost of goods sold                                 49,157      36,644      82,525       60,112
                                                  -------     -------    --------     --------
Gross profit                                       38,040      34,142      63,656       56,235
Selling, general and administrative expenses       21,039      19,500      37,405       33,796
                                                  -------     -------    --------     --------
Operating income                                   17,001      14,642      26,251       22,439
Other income (expense):
  Interest                                         (2,627)     (2,012)     (4,993)     (4,053)
  Equity in net income of joint ventures              992         772       3,084        2,250
  Other                                              (258)        (62)       (509)         251
                                                  -------     -------    --------     --------
Income before income taxes                         15,108      13,340      23,833       20,887
Provision for income taxes                          5,893       5,281       9,295        8,271
                                                  -------     -------    --------     --------
Net income                                        $ 9,215     $ 8,059     $14,538     $ 12,616
                                                  =======     =======     =======     ========
Earnings per share                                $  .59      $   .52     $   .93     $    .84
                                                  =======     =======     =======     ========
Weighted average number of common shares
  and equivalents outstanding                      15,606      15,395      15,564       14,967
                                                  =======     =======     =======     ========


                See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                    Six Months Ended
                                                                       December 31,
                                                                  ----------------------
                                                                    1996          1995
                                                                  --------     ---------
Cash flows from operating activities:
  Net income                                                      $ 14,538      $ 12,616
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                             (425)          253
    Depreciation and amortization                                    5,908         4,616
    Equity in net income of joint ventures                          (3,084)       (2,250)
    Other                                                              141           181

    Changes in assets and liabilities:
      Accounts receivable--trade                                    (6,720)       (2,592)
      Inventories                                                  (39,607)      (44,111)
      Other assets                                                     979          (224)
      Accounts payable--trade and accrued expenses                  18,950        17,674
      Income taxes payable                                           3,964         2,718
      Deferred revenue                                                (121)          (39)
      Deferred executive compensation                                  664           880
      Other liabilities                                              1,878         1,439
                                                                  --------      --------
   Net cash used in operating activities                            (2,935)       (8,839)
                                                                  --------      --------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment                    (23,532)      (17,134)
  Distributions from joint ventures                                    792         3,019
  Contributions to joint ventures                                     (235)         (207)
                                                                  --------      --------
  Net cash used in investing activities                            (22,975)      (14,322)
                                                                  --------      --------
Cash flows from financing activities:
  Book overdraft                                                     1,683         2,494
  Proceeds from issuance of long-term debt                          50,000        17,868
  Principal repayments of long-term debt                           (27,069)      (34,317)
  Proceeds from issuance of Class A Common Stock                       - -        35,401
  Exercise of Class A Common Stock options                           1,075           551
  Other                                                                 95           264
                                                                  --------      --------
  Net cash provided by financing activities                         25,910        22,261
                                                                  --------      --------
  Net decrease in cash and cash equivalents                            - -          (900)
  Cash and cash equivalents at the beginning of the period             - -           900
                                                                  --------      --------
  Cash and cash equivalents at the end of the period              $    - -      $    - -
                                                                  =========     ========

                         See Notes to Consolidated Financial Statements.

                        THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 1996, its results of operations for the three and six month periods ended December 31, 1996 and 1995 and its cash flows for the six month periods ended December 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1996, on file at the Securities and Exchange Commission.


NOTE 2--INVENTORIES:

       Inventories consist of the following (in thousands):

                                                   December 31,   June 30,
                                                      1996          1996
                                                   ------------   --------
Wine in production                                    $143,520    $ 95,747
Bottled wine                                            53,221      46,247
Supplies and crop costs                                  7,491      13,097
                                                      --------    --------
Inventories stated at FIFO cost                        204,232     155,091
Reserve for LIFO valuation method                      (22,088)    (12,526)
                                                      --------    --------
                                                      $182,144    $142,565
                                                      ========    ========

         Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If inventories valued at LIFO cost had been valued at FIFO cost, net income would have increased by approximately $3.4 million and $5.8 million, respectively, for the three months and six months ended December 31, 1996 and decreased by $98,000 and $431,000, respectively, for the three months and six months ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED DECEMBER 31, 1996.

GROSS REVENUES.   Gross revenues increased by 22.6% to $91.7 million in the
second quarter of fiscal 1997 from $74.8 million in the second quarter of fiscal 1996. The increase in gross revenues was primarily attributable to a 13.1% increase in sales volume to 1,894,000 cases in the second quarter of fiscal 1997 from 1,674,000 cases in the second quarter of fiscal 1996.

EXCISE TAXES.   The Company's federal and state excise taxes increased by 12.5%
to $4.5 million in the second quarter of fiscal 1997 from $4.0 million in the second quarter of fiscal 1996. The dollar increase in excise taxes generally correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES.   As a result of the above factors, net revenues increased by
23.2% to $87.2 million in the second quarter of fiscal 1997 from $70.8 million in the second quarter of fiscal 1996. Net revenues per case increased by 9.2% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, primarily due to a shift in sales mix to Robert Mondavi Coastal wines and price increases on certain brands.

COST OF GOODS SOLD.   Cost of goods sold increased by 34.1% to $49.2 million in
the second quarter of fiscal 1997 from $36.6 million in the second quarter of fiscal 1996, primarily due to increased sales volume and higher grape and bulk wine costs. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $5.6 million lower and $162,000 higher, respectively, in the second quarter of fiscal 1997 and 1996.

GROSS PROFIT.   Gross profit increased by 11.4% to $38.0 million in the second quarter of fiscal 1997 from $34.1 million in the second quarter of fiscal 1996. The Company's gross profit percentages for the second quarter of fiscal 1997 and 1996 were 43.6% and 48.2%, respectively.

OPERATING EXPENSES.   Operating expenses increased by 7.9% to $21.0 million in
the second quarter of fiscal 1997 from $19.5 million in the second quarter of fiscal 1996. The ratio of operating expenses to net revenues was 24.1% in the second quarter of fiscal 1997 and 27.5% in the second quarter of fiscal 1996. The dollar increase in operating expenses was primarily attributable to an increase in sales and marketing expenses associated with increased sales volume. The improved operating expense ratio was due to economies of scale in personnel and overhead costs achieved as a result of increased net revenues and a decrease in the average promotional dollars spent per case.

INTEREST.   Interest expense increased by 30.6% to $2.6 million for the second quarter of fiscal 1997 from $2.0 million for the second quarter of fiscal 1996. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by a decrease in the average interest rate.

EQUITY IN NET INCOME OF JOINT VENTURES.   Equity in net income of joint
ventures was $992,000 in the second quarter of fiscal 1997 compared to $772,000 in the second quarter of fiscal 1996.

PROVISION FOR INCOME TAXES.   The provision for income taxes was $5.9 million
in the second quarter of fiscal 1997 compared to $5.3 million in the second quarter of fiscal 1996. The Company's effective tax rate was 30.0% and 39.6%, respectively, in the second quarter of fiscal 1997 and 1996.

NET INCOME AND EARNINGS PER SHARE.   As a result of the above factors, net
income increased by 14.3% to $9.2 million in the second quarter of fiscal 1997 from $8.1 million in the second quarter of fiscal 1996. Earnings per share increased to $.59 in the second quarter of fiscal 1997 from $.52 in the second quarter of fiscal 1996.

SIX MONTHS ENDED DECEMBER 31, 1996.

GROSS REVENUES.   Gross revenues increased by 25.4% to $153.9 million in the first six months of fiscal 1997 from $122.7 million in the first six months of fiscal 1996. The increase in gross revenues was primarily attributable to a 21.8% increase in sales volume to 3,262,000 cases in the first six months of fiscal 1997 from 2,679,000 cases in the first six months of fiscal 1996. Due to the limited supply of the Company's wines, sales volume growth is not expected to continue at this level for the remainder of the fiscal year.

EXCISE TAXES. The Company's federal and state excise taxes increased by 21.9% to $7.7 million in the first six months of fiscal 1997 from $6.3 million in the first six months of fiscal 1996. The dollar increase in excise taxes generally correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES.   As a result of the above factors, net revenues increased by
25.6% to $146.2 million in the first six months of fiscal 1997 from $116.3 million in the first six months of fiscal 1996. Net revenues per case increased by 3.3% in the first six months of fiscal 1997 compared to the first six months of fiscal 1996, reflecting price increases on certain brands.

COST OF GOODS SOLD.   Cost of goods sold increased by 37.3% to $82.5 million in
the first six months of fiscal 1997 from $60.1 million in the first six months of fiscal 1996, primarily reflecting increased sales volume and higher grape and bulk wine costs. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $9.6 million lower and $713,000 higher, respectively, in the first six months of fiscal 1997 and 1996.

GROSS PROFIT.   Gross profit increased by 13.2% to $63.7 million in the first six months of fiscal 1997 from $56.2 million in the first six months of fiscal 1996, primarily reflecting the increase in sales volume. The Company's gross profit percentages for the first six months of fiscal 1997 and 1996 were 43.5% and 48.3%, respectively.

OPERATING EXPENSES.   Operating expenses increased by 10.7% to $37.4 million in
the first six months of fiscal 1997 from $33.8 million in the first six months of fiscal 1996. The ratio of operating expenses to net revenues was 25.6% in the first six months of fiscal 1997 and 29.0% in the first six months of fiscal 1996. The dollar increase in operating expenses was primarily attributable to an increase in sales and marketing expenses associated with increased sales volume. The improved operating expense ratio was due to economies of scale in personnel and overhead costs achieved as a result of increased net revenues and a decrease in the average promotional dollars spent per case.

INTEREST.   Interest expense increased by 23.2% to $5.0 million in the first six months of fiscal 1997 from $4.1 million in the first six months of fiscal 1996. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by a decrease in the Company's average interest rate.

EQUITY IN NET INCOME OF JOINT VENTURES.   Equity in net income of joint
ventures was $3.1 million in the first six months of fiscal 1997 compared to $2.3 million in the first six months of fiscal 1996. This increase was primarily attributable to improved income from the Opus One joint venture during the period.

Provision For Income Taxes.   The provision for income taxes was $9.3 million
in the first six months of fiscal 1997 and $8.3 million in the first six months of fiscal 1996. The Company's effective tax rate was 39.0% and 39.6%, respectively, for the first six months of fiscal 1997 and 1996.

Net Income And Earnings Per Share.   As a result of the above factors, net
income increased to $14.5 million in the first six months of fiscal 1997 from $12.6 million in the first six months of fiscal 1996. Earnings per share increased to $.93 in the first six months of fiscal 1997 from $.84 in the first six months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES.

         During the second quarter of fiscal 1997, the Company completed its 1996 harvest. The completion of harvest had a significant impact on the Company's balance sheet, including increases in inventories and amounts payable to external growers. Working capital as of December 31, 1996, was $172.3 million compared to $152.8 million at June 30, 1996. The $19.5 million increase in working capital was primarily attributable to a $40.0 million increase in inventories, that was partially offset by $20.2 million increase in grower accounts payable. The Company had a book overdraft of $2.1 million and $403,000 at December 31, 1996, and June 30, 1996, respectively.

         The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $41.2 million and $50.0 million, respectively, at January 1, 1997. During the first six months of fiscal 1997, the Company obtained $50.0 million of unsecured term loans. The proceeds from these loans were used to repay a portion of the Company's secured long-term debt and a portion of its unsecured credit lines of $18.9 million and $31.1 million, respectively.

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


Item     4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Shareholders was held on November 4, 1996 at the Robert Mondavi Winery, Oakville, California. Two matters were submitted to a vote of shareholders: election of directors and ratification of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending June 30, 1997.

         Frank Farella, Philip Greer and James Barksdale were nominated as Class A directors. 6,393,119 Class A shares were voted for Mr. Farella and 89,180 shares were withheld. 6,342,689 Class A shares were voted for Mr. Greer and 139,610 shares were withheld. 6,394,980 Class A shares were voted for Mr. Barksdale and 87,319 shares were withheld. Accordingly, Mssrs. Farella, Greer and Barksdale were elected as Class A directors.

         Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy
J. Mondavi, Clifford S. Adams and Bartlett R. Rhoades were nominated as Class B directors. 7,676,012 Class B shares were voted for Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy J. Mondavi and Clifford S. Adams. 7,526,582 Class B shares were voted for Bartlett R. Rhoades and 149,430 shares were withheld. Accordingly, each of the Class B nominees was re-elected to the board.

         6,474,420 Class A shares were voted in favor of the ratification of Price Waterhouse LLP, 6,184 shares were voted against and 1,695 shares abstained. 76,760,120 Class B votes were cast in favor of the ratification of Price Waterhouse LLP.


Item     6.  Exhibits and Reports on Form 8-K.

            1)     Exhibits:
            Exhibit 11      Statement re Computation of Per Share Earnings.

            2)     Form 8-K:
            No reports on Form 8-K were filed during the quarter ended December 31, 1996.



                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE ROBERT MONDAVI CORPORATION

Dated:   February 13, 1997                By   /s/  GREGORY M. EVANS
                                              --------------------------------
                                                      Gregory M. Evans,
                                                      Senior Vice President and
                                                      Chief Financial Officer




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