Form 10-Q
period 1997-03-31
MONDAVI ROBERT CORP
filed 1997-05-12
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended   March 31, 1997

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

As of April 30, 1997 there were issued and outstanding 7,456,206 shares of the issuer's Class A Common Stock and 7,676,012 shares of the issuer's Class B Common Stock.

================================================================================

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                MARCH 31,       JUNE 30,
                                                                ---------       --------
                                                                  1997            1996
                                                                  ----            ----
                                                                UNAUDITED
                                                                ---------
Current assets:
  Cash and cash equivalents                                      $     --       $     --
  Accounts receivable--trade, net                                  49,780         39,495
  Advances to joint ventures                                          128            118
  Inventories                                                     180,479        142,565
  Prepaid income taxes                                                 --          2,370
  Deferred income taxes                                             2,415            570
  Prepaid expenses and other current assets                         3,645            722
                                                                 --------       --------
         Total current assets                                     236,447        185,840
Property, plant and equipment, net                                177,834        156,754
Investments in joint ventures                                      20,619         17,100
Other assets                                                        2,512          1,501
                                                                 --------       --------
         Total assets                                            $437,412       $361,195
                                                                 ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                 $  7,959       $    403
  Notes payable to banks                                            2,000             --
  Accounts payable--trade                                          16,546         13,733
  Accrued payroll, bonuses and benefits                             9,623         10,322
  Other accrued expenses                                            4,869          2,828
  Current portion of long-term debt                                 6,838          4,115
  Income taxes payable                                                 49             --
  Deferred revenue                                                  2,601          1,682
                                                                 --------       --------
         Total current liabilities                                 50,485         33,083
Long-term debt, less current portion                              157,811        123,713
Deferred income taxes                                              10,178          8,944
Deferred executive compensation                                     5,116          6,098
Other liabilities                                                   1,041          1,102
                                                                 --------       --------
         Total liabilities                                        224,631        172,940
                                                                 --------       --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares                                  --             --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares
    Issued and outstanding--7,453,206 and 7,281,529 shares         75,507         73,402
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares
    Issued and outstanding--7,676,012 and 7,676,012 shares         12,324         12,324
Paid-in Capital                                                     2,884          1,334
Retained earnings                                                 122,066        101,195
                                                                 --------       --------
                                                                  212,781        188,255
                                                                 --------       --------
         Total liabilities and shareholders' equity              $437,412       $361,195
                                                                 ========       ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      ------------------            -----------------
                                                           MARCH 31,                     MARCH 31,
                                                           ---------                     ---------
                                                     1997           1996           1997            1996
                                                     ----           ----           ----            ----
Gross revenues                                     $74,399        $61,537        $228,262        $184,187
Less excise taxes                                    3,510          3,148          11,192           9,451
                                                   -------        -------        --------        --------
Net revenues                                        70,889         58,389         217,070         174,736
Cost of goods sold                                  38,964         30,085         121,489          90,197
                                                   -------        -------        --------        --------
Gross profit                                        31,925         28,304          95,581          84,539
Selling, general and administrative expenses        18,936         16,761          56,341          50,557
                                                   -------        -------        --------        --------
Operating income                                    12,989         11,543          39,240          33,982
Other income (expense):
  Interest                                          (2,749)        (2,275)         (7,742)         (6,328)
  Equity in net income of joint ventures               200           (130)          3,284           2,120
  Other                                                (57)           598            (566)            849
                                                   -------        -------        --------        --------
Income before income taxes                          10,383          9,736          34,216          30,623
Provision for income taxes                           4,050          3,855          13,345          12,126
                                                   -------        -------        --------        --------
Net income                                         $ 6,333        $ 5,881        $ 20,871        $ 18,497
                                                   =======        =======        ========        ========

Earnings per share                                 $   .40        $   .38        $   1.34        $   1.22
                                                   =======        =======        ========        ========

Weighted average number of common shares
  and equivalents outstanding                       15,732         15,431          15,632          15,124
                                                   =======        =======        ========        ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                     -----------------
                                                                         MARCH 31,
                                                                         ---------
                                                                   1997             1996
                                                                   ----             ----
Cash flows from operating activities:
  Net income                                                     $ 20,871        $ 18,497
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                            (611)            367
    Depreciation and amortization                                   9,233           7,557
    Equity in net income of joint ventures                         (3,284)         (2,120)
    Other                                                               2              91

    Changes in assets and liabilities:
      Accounts receivable--trade                                  (10,285)         (2,393)
      Inventories                                                 (38,694)        (35,231)
      Prepaid income taxes                                          2,370          (1,401)
      Other assets                                                 (3,658)             --
      Accounts payable--trade and accrued expenses                  4,155             208
      Income taxes payable                                          1,599          (1,160)
      Deferred revenue                                                919           1,025
      Deferred executive compensation                                (982)           (165)
      Other liabilities                                               (61)            466
                                                                 --------        --------
  Net cash used in operating activities                           (18,426)        (14,259)
                                                                 --------        --------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment                   (30,167)        (35,852)
  Distributions from joint ventures                                   892           4,102
  Contributions to joint ventures                                    (456)         (6,388)
                                                                 --------        --------
  Net cash used in investing activities                           (29,731)        (38,138)
                                                                 --------        --------
Cash flows from financing activities:
  Book overdraft                                                    7,556           6,761
  Net proceeds under notes payable to banks                         2,000           2,000
  Proceeds from issuance of long-term debt                         58,100          42,168
  Principal repayments of long-term debt                          (21,279)        (35,935)
  Proceeds from issuance of Class A Common Stock                      126          35,401
  Exercise of Class A Common Stock options                          1,979           1,093
  Other                                                              (325)              9
                                                                 --------        --------
  Net cash provided by financing activities                        48,157          51,497
                                                                 --------        --------
  Net decrease in cash and cash equivalents                            --            (900)
  Cash and cash equivalents at the beginning of the period             --             900
                                                                 --------        --------
  Cash and cash equivalents at the end of the period             $     --        $     --
                                                                 ========        ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1997, its results of operations for the three and nine month periods ended March 31, 1997 and 1996 and its cash flows for the nine month periods ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1996, on file at the Securities and Exchange Commission.


NOTE 2--INVENTORIES:

         Inventories consist of the following (in thousands):

                                        MARCH 31,        JUNE 30,
                                        ---------        --------
                                          1997             1996
                                          ----             ----
Wine in production                      $142,927        $ 95,747
Bottled wine                              53,082          46,247
Supplies and crop costs                   10,533          13,097
                                        --------        --------
Inventories stated at FIFO cost          206,542         155,091
Reserve for LIFO valuation method        (26,063)        (12,526)
                                        --------        --------
                                        $180,479        $142,565
                                        ========        ========

         Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If inventories valued at LIFO cost had been valued at FIFO cost, net income would have increased by approximately $2.4 million and $8.2 million, respectively, for the three months and nine months ended March 31, 1997 and increased by $353,000 and decreased by $77,000, respectively, for the three months and nine months ended March 31, 1996.


NOTE 3--EARNINGS PER SHARE:

         During February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, was issued. The Company is required to adopt SFAS 128 for the quarter ending December 31, 1997. Early adoption is not permitted. Adoption of SFAS 128 requires the Company to restate previously reported earnings per share. The table below reflects the proforma impact to earnings per share to conform with SFAS 128 for the following periods:


                                 NINE MONTHS ENDED            YEARS ENDED
                                 -----------------            -----------
                                     MARCH 31,                  JUNE 30,
                                     ---------                  --------
                                   1997     1996         1996          1995      1994
                                   ----     ----         ----          ----      ----
Earnings per Share as
previously reported               $1.34    $1.22        $1.61         $1.39     $ .75

Proforma Earnings per Share
     Basic                         1.39     1.27         1.67          1.40       .75
     Diluted                       1.34     1.22         1.61          1.39       .75

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997.

GROSS REVENUES. Gross revenues increased by 20.9% to $74.4 million in the third quarter of fiscal 1997 from $61.5 million in the third quarter of fiscal 1996. The increase in gross revenues was primarily attributable to an 11.8% increase in sales volume to 1,511,000 cases in the third quarter of fiscal 1997 from 1,352,000 cases in the third quarter of fiscal 1996, a shift in sales mix from Woodbridge to Vichon Mediterranean and Robert Mondavi Coastal wines and price increases taken at the beginning of the fiscal year on certain brands.

EXCISE TAXES. The Company's federal and state excise taxes increased by 11.5% to $3.5 million in the third quarter of fiscal 1997 from $3.1 million in the third quarter of fiscal 1996. The dollar increase in excise taxes generally correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES. As a result of the above factors, net revenues increased by 21.4% to $70.9 million in the third quarter of fiscal 1997 from $58.4 million in the third quarter of fiscal 1996

COST OF GOODS SOLD. Cost of goods sold increased by 29.5% to $39.0 million in the third quarter of fiscal 1997 from $30.1 million in the third quarter of fiscal 1996, primarily due to increased sales volume and higher grape and bulk wine costs. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $4.0 million and $585,000 lower, respectively, in the third quarter of fiscal 1997 and 1996.

GROSS PROFIT. Gross profit increased by 12.8% to $31.9 million in the third quarter of fiscal 1997 from $28.3 million in the third quarter of fiscal 1996. The Company's gross profit percentages for the third quarter of fiscal 1997 and 1996 were 45.0% and 48.5%, respectively.

OPERATING EXPENSES. Operating expenses increased by 13.0% to $18.9 million in the third quarter of fiscal 1997 from $16.8 million in the third quarter of fiscal 1996. The ratio of operating expenses to net revenues was 26.7% in the third quarter of fiscal 1997 and 28.7% in the third quarter of fiscal 1996. The dollar increase in operating expenses was primarily attributable to an increase in sales and marketing expenses associated with increased sales volume. The improved operating expense ratio was due to economies of scale in personnel and overhead costs achieved as a result of increased net revenues and a decrease in the average promotional dollars spent per case.

INTEREST. Interest expense increased by 20.8% to $2.7 million for the third quarter of fiscal 1997 from $2.3 million for the third quarter of fiscal 1996. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by a decrease in the average interest rate.

PROVISION FOR INCOME TAXES. The provision for income taxes was $4.1 million in the third quarter of fiscal 1997 compared to $3.9 million in the third quarter of fiscal 1996. The Company's effective tax rate was 39.0% and 39.6%, respectively, in the third quarter of fiscal 1997 and 1996.

NET INCOME AND EARNINGS PER SHARE. As a result of the above factors, net income increased by 7.7% to $6.3 million in the third quarter of fiscal 1997 from $5.9 million in the third quarter of fiscal 1996. Earnings per share increased to $.40 in the third quarter of fiscal 1997 from $.38 in the third quarter of fiscal 1996. During February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, was issued. For a further discussion of the impact of SFAS 128 upon the results of operations of the Company, see Note 3 of the consolidated financial statements.

NINE MONTHS ENDED MARCH 31, 1997.

GROSS REVENUES. Gross revenues increased by 23.9% to $228.3 million in the first nine months of fiscal 1997 from $184.2 million in the first nine months of fiscal 1996. The increase in gross revenues was primarily attributable to an 18.4% increase in sales volume to 4,773,000 cases in the first nine months of fiscal 1997 from 4,030,000 cases in the first nine months of fiscal 1996, and price increases on certain brands. Due to the limited supply of many of the Company's wines, sales volume growth is not expected to continue at this level for the remainder of the fiscal year.

EXCISE TAXES. The Company's federal and state excise taxes increased by 18.4% to $11.2 million in the first nine months of fiscal 1997 from $9.5 million in the first nine months of fiscal 1996. The dollar increase in excise taxes generally correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES. As a result of the above factors, net revenues increased by 24.2% to $217.1 million in the first nine months of fiscal 1997 from $174.7 million in the first nine months of fiscal 1996.

COST OF GOODS SOLD. Cost of goods sold increased by 34.7% to $121.5 million in the first nine months of fiscal 1997 from $90.2 million in the first nine months of fiscal 1996, primarily reflecting increased sales volume and higher grape and bulk wine costs. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $13.5 million lower and $128,000 higher, respectively, in the first nine months of fiscal 1997 and 1996.

GROSS PROFIT. Gross profit increased by 13.1% to $95.6 million in the first nine months of fiscal 1997 from $84.5 million in the first nine months of fiscal 1996, primarily reflecting the increase in sales volume. The Company's gross profit percentages for the first nine months of fiscal 1997 and 1996 were 44.0% and 48.4%, respectively.

OPERATING EXPENSES. Operating expenses increased by 11.4% to $56.3 million in the first nine months of fiscal 1997 from $50.6 million in the first nine months of fiscal 1996. The ratio of operating expenses to net revenues was 26.0% in the first nine months of fiscal 1997 and 28.9% in the first nine months of fiscal 1996. The dollar increase in operating expenses was primarily attributable to an increase in sales and marketing expenses associated with increased sales volume. The improved operating expense ratio was due to economies of scale in personnel and overhead costs achieved as a result of increased net revenues and a decrease in the average promotional dollars spent per case.

INTEREST. Interest expense increased by 22.3% to $7.7 million in the first nine months of fiscal 1997 from $6.3 million in the first nine months of fiscal 1996. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by a decrease in the Company's average interest rate.

EQUITY IN NET INCOME OF JOINT VENTURES. Equity in net income of joint ventures was $3.3 million in the first nine months of fiscal 1997 compared to $2.1 million in the first nine months of fiscal 1996. This increase was primarily attributable to increased income from the Opus One joint venture during the period.

PROVISION FOR INCOME TAXES. The provision for income taxes was $13.3 million in the first nine months of fiscal 1997 and $12.1 million in the first nine months of fiscal 1996. The Company's effective tax rate was 39.0% and 39.6%, respectively, for the first nine months of fiscal 1997 and 1996.

NET INCOME AND EARNINGS PER SHARE. As a result of the above factors, net income increased to $20.9 million in the first nine months of fiscal 1997 from $18.5 million in the first nine months of fiscal 1996. Earnings per share increased to $1.34 in the first nine months of fiscal 1997 from $1.22 in the first nine months of fiscal 1996. During February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, was issued. For a further discussion of the impact of SFAS 128 upon the results of operations of the Company, see Note 3 of the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

         Working capital as of March 31, 1997, was $186.0 million compared to $152.8 million at June 30, 1996. The $33.2 million increase in working capital was primarily attributable to a $37.9 million increase in inventories, that was partially offset by a $7.6 increase in the book overdraft.

         The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $41.2 million and $50.0 million, respectively, at March 31, 1997. During the first nine months of fiscal 1997, the Company obtained $50.0 million of unsecured term loans. The proceeds from these loans were used to repay a portion of the Company's secured long-term debt and a portion of its unsecured credit lines of $18.9 million and $31.1 million, respectively.

         The Company anticipates that current capital combined with cash from operating activities and the availability of cash from additional borrowings will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 1998.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             1)       Exhibits:

             Exhibit 11   Statement re Computation of Per Share Earnings.

             2)       Form 8-K:

             No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  THE ROBERT MONDAVI CORPORATION

Dated:  May 12, 1997                          By  /s/ GREGORY M. EVANS
                                                  ------------------------------
                                                      Gregory M. Evans,
                                                      Senior Vice President and
                                                      Chief Financial Officer


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

                               INDEX OF EXHIBITS


Exhibit No.                   Description
-----------       ------------------------------------------------------

    11             Statement Regarding Computation of per Share Earnings

    27             Financial Data Schedule