Form 10-K405
period 1997-06-30
MONDAVI ROBERT CORP
filed 1997-09-29
CIK 902276

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


            For the Fiscal Year Ended                 Commission File Number:
                    June 30, 1997                           33-61516

                         THE ROBERT MONDAVI CORPORATION

          Incorporated under the laws            I.R.S. Employer Identification:
          of the State of California                       94-2765451

                          Principal Executive Offices:
                             7801 St. Helena Highway
                               Oakville, CA 94562
                            Telephone: (707) 259-9463

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                              Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes       X      No
                                  --------        --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                        X
                                     --------

As of September 15, 1997 there were issued and outstanding (i) 7,527,174 shares of the Registrant's Class A Common Stock and (ii) 7,676,012 shares of the Registrant's Class B Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates was $406,305,396 as of September 15, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the fiscal year ended June 30, 1997 are incorporated by reference into Part II of this report. Portions of the registrant's definitive proxy statement dated September 29, 1997 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         The Company is a leading producer of premium table wines. The Company markets wines worldwide under the following labels: Robert Mondavi Napa Valley, Robert Mondavi Coastal, Woodbridge, Vichon Mediterranean, La Famiglia di Robert Mondavi, Byron, Opus One, Luce and Caliterra.

         The Company's products are available through all principal retail channels for premium table wine, including fine restaurants, hotels, specialty shops, supermarkets and club stores in all fifty states and 90 countries throughout the world. Sales of the Company's products outside the United States accounted for approximately 8% of net revenues in fiscal 1997.

         The Robert Mondavi Winery was incorporated under the laws of California in 1966, and the Company was incorporated under the laws of California in 1981 as a holding company for the various business interests of the Robert Mondavi Winery. The Company's principal executive offices are located at 7801 St. Helena Highway, Oakville, California 94562. Its telephone number is (707) 259-9463. As used herein, unless the context indicates otherwise, the "Company" shall mean The Robert Mondavi Corporation and its consolidated subsidiaries.

INDUSTRY BACKGROUND

         "Table" wines are those with 7%-14% alcohol by volume and which are traditionally consumed with food. Other wine products, such as sparkling wines, wine coolers, pop wines and fortified wines, are not sold in commercial quantities by the Company. To have a vintage date, a table wine must be made at least 95% from grapes harvested, crushed and fermented in the calendar year shown on the label and must use an appellation of origin (e.g., Napa Valley). Table wines that retail at less than $3.00 per 750 ml. bottle are generally considered to be generic or "jug" wines, while those that retail at $3.00 or more per bottle are considered premium wines. The Company produces and sells only premium table wines. The premium category is generally divided by the trade into three segments: popular premium wines that retail at $3.00 to $7.00 per bottle; super premium wines that retail at $7.01 to $14.00 per bottle; and ultra premium wines that retail at over $14.00 per bottle. The Company also recognizes a fourth segment, not generally recognized by the trade, consisting of super-ultra premium wines that retail at above $20.00 per bottle. The Company sells wines in each price segment of the premium table wine market.

PRODUCT LINES

         The Company's business began in 1966 at the Robert Mondavi Winery in Oakville where the Company produces its flagship products, the Robert Mondavi Napa Valley reserve, district and varietal wines. The Napa Valley wines are marketed under the prestigious "Robert Mondavi" label. The principal Napa Valley offerings include Cabernet Sauvignon, Pinot Noir, Chardonnay and Fume Blanc.

         In May 1994 the Robert Mondavi Coastal line of wines was introduced in California. Distribution has since been expanded to additional markets and the Coastal wines now include Cabernet Sauvignon, Merlot, Pinot Noir, Zinfandel, Chardonnay and Sauvignon Blanc.

         The Woodbridge Winery, located in the Northern San Joaquin Valley in Acampo, California, produces popular premium wines for sale under the "Woodbridge" label. Although competitively priced, Woodbridge wines are made in the Robert Mondavi tradition of quality, including oak barrel aging of its Cabernet Sauvignon, Zinfandel, Chardonnay and Sauvignon Blanc wines. All of the Woodbridge wines are vintage-dated and sold under varietal names, including Cabernet Sauvignon, Chardonnay, Sauvignon Blanc and red and white Zinfandel.

         During fiscal 1997, Vichon began sourcing all of its wines from the Languedoc region of France, selling them under the new Vichon Mediterranean line. The initial release included Cabernet Sauvignon, Chardonnay, Merlot and Sauvignon Blanc, as well as three traditional Mediterranean varietals: Viognier, Chasan and Syrah.

         La Famiglia di Robert Mondavi, introduced in limited quantities beginning in 1995, offers Italian-style, California-grown varietal wines.

         The Company purchased the Byron Winery located near Santa Maria in 1990. Byron Pinot Noir and Chardonnay are made in the traditional Burgundian style of winemaking. To date, the Byron wines have been offered in only a few prominent markets due to limited supply. The Company intends to broaden distribution as production capacity increases. Construction of a new 32,000 square foot winery at Byron was completed in August 1996.

         The Opus One Winery, located in Oakville across from the original Robert Mondavi Winery, is a joint venture between the Company and a corporation owned by members of the family of Baron Philippe de Rothschild, the owners of Chateau Mouton-Rothschild, one of the first-growth wines of Bordeaux, France. At Opus One, the Company and its partner employ unique production techniques that balance the newest technology with traditional methods in a manner designed to minimize mechanical handling of the grapes and the finished wine.

         In June 1997 the Company and its Italian partners, Marchesi de' Frescobaldi, introduced Luce to the international wine trade. Luce is grown, produced and bottled in the Montalcino region of Italy. The 1993 and 1994 vintages are available in small quantities in select U.S. and European markets.

         In March 1996 the Company and the Chadwick family of Chile formed a joint venture, Vina Caliterra S.A., to produce and market the Caliterra brand of Chilean premium wines. The Company also acts as the exclusive United States importer of the Caliterra wines and the Chadwick family's Errazuriz brand.

MARKETING AND DISTRIBUTION

         The Company sells its products through a wide variety of "on-sale" retail establishments (meaning the wine is consumed on the premises), and "off-sale" retail establishments (meaning the wine is purchased for consumption off the premises). On-sale retailers include restaurants and hotels and off-sale retailers include bottle shops, grocery stores, supermarkets and club stores.

         Substantially all of the Company's wines are sold through a three-tier system: the Company sells to wholesalers for resale to retailers, such as restaurants and supermarkets, who sell the products to the consumer. Domestic sales of the Company's wines are made through more than 100 independent wine and spirits distributors. International sales are made through independent importers and brokers.

         The Company's wines are distributed in California, Florida, Pennsylvania and Southern Nevada by Southern Wine and Spirits, a large national beverage distributor. Sales to Southern Wine and Spirits nationwide represented approximately 29%, 28% and 29% of the Company's net revenues for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Sales to the Company's 15 largest distributors represented 66% of the Company's net revenues in fiscal 1997. The Company's distributors also offer table wines of other companies that directly compete with the Company's products.

         Sales of the Company's wines in California accounted for approximately 22%, 22% and 23% of the Company's net revenues for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Other major domestic markets include New York, New Jersey, Texas, Pennsylvania, Florida and Massachusetts where annual sales represented 30% of the Company's net revenues in each of the same fiscal periods.

GRAPE SUPPLY

         In fiscal 1997, approximately 10% of the Company's total grape supply came from Company-owned or leased vineyards, including approximately 36% of the grape supply for wines produced at the Robert Mondavi Winery in Oakville. The Company owns and leases vineyards throughout California as described in the table below.

                                                      APPROXIMATE 1997
                                                      PLANTABLE ACREAGE
                                                      -----------------
LOCATION (1)                                PLANTED        FALLOW          TOTAL
------------                                 -----          -----          -----
NAPA VALLEY                                    694            302            996
CARNEROS                                       452             --            452
MENDOCINO                                      260            170            430
MONTEREY                                       549            618          1,167
SAN JOAQUIN                                     93             --             93
SAN LUIS OBISPO                                434             --            434
SANTA BARBARA                                1,295            300          1,595
                                             -----          -----          -----
   Total                                     3,777          1,390          5,167
                                             =====          =====          =====

(1) Excludes vineyards owned by the Opus One, Twin Oaks, Caliterra and Luce joint ventures, in each of which the Company owns a 50% interest. Includes 1,370 acres held pursuant to long-term leases.

         In addition to the grapes it grows in its own vineyards, the Company purchases grapes in California from approximately 300 independent growers, including approximately 100 growers in Napa Valley. The grower contracts range from one-year spot market purchases to intermediate and long-term agreements.

WINEMAKING

         The Company's winemaking philosophy is to make wines in the traditional manner by starting with high quality fruit and handling it as gently and naturally as possible all the way to the bottle. Each of the Company's wineries is equipped with modern equipment and technology that is appropriate for the style and scale of the wines being produced. Examples include barrel fermentation and aging and handling methods that allow the Company to produce wines with elegance, body and complexity at high volumes.

         The Company emphasizes traditional barrel aging as a cornerstone of its winemaking approach. The Company has approximately 100,000 French and American oak barrels in its statewide barreling system. The barrels vary in terms of age, forest source and "toast" level. The Company views its barrels as key winemaking assets and its substantial annual investment in new oak barrels enables it to consistently produce premium quality wines and to accomplish both its economic and stylistic objectives within its statewide system of wineries.

EMPLOYEES

         As of June 30, 1997, the Company had 890 employees, 870 of whom were full-time employees and 20 of whom were part-time. In addition, a significant number of seasonal hourly employees are hired during each autumn harvest. None of the Company's employees is represented by a labor union and the Company believes that its relationship with its employees is good.

TRADEMARKS

         The Company has federal trademark registrations for wine of the marks "ROBERT MONDAVI," "WOODBRIDGE," "LA FAMIGLIA DI ROBERT MONDAVI" and the "Arch and Tower" motif used on the Robert Mondavi Napa Valley label. Through its wholly-owned subsidiaries, the Company has also federally registered the trademarks "VICHON and design" and "BYRON" for wine. The Company also has foreign registrations of the trademarks "MONDAVI," "ROBERT MONDAVI," and "WOODBRIDGE" for goods covering wine in those countries it considers to be the major winemaking countries of the world. The Opus One joint venture has federal trademark registrations for wine of the mark "OPUS ONE" and the "Silhouette Logo" used on the Opus One label. Opus One also has foreign registrations of the trademarks "OPUS" and/or "OPUS ONE" for goods covering wine in those countries it considers to be the major winemaking countries of the world. The Luce and Caliterra partnerships have registered their respective marks in the United States and certain other jurisdictions. Each of the United States trademark registrations is renewable indefinitely so long as the Company is making a bona fide usage of the trademark.

ITEM 2. PROPERTIES

         The Company operates five wineries, including Opus One, which is co-managed with the owners of Chateau Mouton-Rothschild. The current available annual production capacity is up to 500,000 cases at the Robert Mondavi Winery in Oakville, 6.0 million cases at Woodbridge, 80,000 cases at the former Vichon facility in Oakville, 80,000 cases at Byron and 30,000 cases at Opus One. The Woodbridge winery serves as a central warehouse and distribution point for all of the Company's wines. For information regarding the Company's vineyards, see "Grape Supply" under Item 1 above.

         The Company also leases approximately 426,000 square feet of administrative and warehouse space under various leases expiring between January 1998 and September 2012. The Company believes that its current facilities, leased and owned, are adequate for their current uses.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the Company's fourth quarter ended June 30, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The information required by this item is incorporated by reference from page 40, "Common Stock Information," of the registrant's annual report to security holders for the fiscal year ended June 30, 1997, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

         The information required by this item is incorporated by reference from page 18, "Selected Consolidated Financial and Operating Data," of the registrant's annual report to security holders for the fiscal year ended June 30, 1997, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from pages 19-23, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the registrant's annual report to security holders for the fiscal year ended June 30, 1997, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference from page 29, "Fair Value of Financial Instruments" and "Derivative Financial Instruments," of the registrant's annual report to security holders for the fiscal year ended June 30, 1997, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from pages 24-39, "Consolidated Financial Statements," of the registrant's annual report to security holders for the fiscal year ended June 30, 1997, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from pages 2-4 of the registrant's definitive proxy statement dated September 29, 1997, as filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from pages 7-11 of the registrant's definitive proxy statement dated September 29, 1997, as filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from pages 5-6 of the registrant's definitive proxy statement dated September 29, 1997, as filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from page 12 of the registrant's definitive proxy statement dated September 29, 1997, as filed with the Commission.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                                                                         PAGE IN
                                                                         ANNUAL
                  1) FINANCIAL STATEMENTS:                               REPORT*

                  Report of Independent Accountants                           39

                  Consolidated Balance Sheets as of June 30, 1997 and 1996    24

                  Consolidated Statements of Income for the
                    years ended June 30, 1997, 1996 and 1995                  25

                  Consolidated Statements of Changes in
                    Shareholders' Equity for the years ended
                    June 30, 1997, 1996 and 1995                              26

                  Consolidated Statements of Cash Flows for the years
                    ended June 30, 1997, 1996 and 1995                        27

                  Notes to Consolidated Financial Statements               28-38

--------------------------------------------------------------------------------
* Incorporated by reference to the indicated pages of the registrant's annual report to security holders for the fiscal year ended June 30, 1997, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

         2) FINANCIAL STATEMENT SCHEDULES:                                  PAGE

                  Schedule II       Valuation and Qualifying Accounts         11

         3) EXHIBITS:

                  (1) Exhibit 3.1   Restated Articles of Incorporation
                  (2) Exhibit 3.2   Certificate of Amendment of
                                    Articles of Incorporation filed on
                                    June 4, 1993.
                  (2) Exhibit 3.3   Restated Bylaws.
                  (1) Exhibit 10.1  Form of Registrant's Indemnification
                                    Agreement for Directors and Officers
                  (1) Exhibit 10.2  Stock Buy-Sell Agreement between
                                    Registrant and the holders of Class
                                    B Common Stock, dated as of
                                    March 1, 1982
                  (1) Exhibit 10.3  First Amendment to Stock Buy-Sell
                                    Agreement between Registrant and the
                                    holders of Class B Common Stock,
                                    dated as of March 8, 1993
                  (1) Exhibit 10.4  Registration Rights Agreement between
                                    Registrant and the holders of Class B
                                    Common Stock, dated as
                                    of February 26, 1993
                  (1) Exhibit 10.7  1993 Employee Stock Purchase Plan,
                                    and form of plan offering
                                    document thereunder
                  (1) Exhibit 10.8  Second Amended and Restated Executive
                                    Incentive Compensation Plan, dated
                                    July 1, 1988, as amended effective
                                    June 30, 1992 and April 20, 1993
                  (1) Exhibit 10.9  Retirement Restoration Plan, effective
                                    as of April 1, 1992
                  (1) Exhibit 10.11 Form of Supplemental Long Term Disability
                                    Income Plan for certain Executive
                                    Officers of Registrant
                  (1) Exhibit 10.12 Personal Services Agreement, dated as of
                                    February 26, 1993, between Registrant and
                                    Robert Mondavi
                  (1) Exhibit 10.14 Grape Purchase Agreement, dated
                                    August 7, 1992, between Registrant and
                                    Frank E. Farella
                  (1) Exhibit 10.20 $9,400,000 Promissory Note, Deed of
                                    Trust, Security Agreement and Fixture
                                    Filing, with Assignment of Rents
                                    as amended and Agreement Concerning
                                    Special Requirements, dated
                                    December 15, 1989, between
                                    Registrant and John Hancock Mutual
                                    Life Insurance Company
                  (1) Exhibit 10.21 $4,900,000 Promissory Note, Deed of
                                    Trust, Security Agreement and Fixture
                                    Filing, with Assignment of Rents
                                    as amended and Agreement Concerning
                                    Special Requirements between Registrant
                                    and John Hancock Mutual Life
                                    Insurance Company

                  (1) Exhibit 10.24 $5,600,000 Promissory Note, Deed of
                                    Trust, Security Agreement and Fixture
                                    Filing, with Assignment of Rents
                                    as amended and Agreement Concerning
                                    Special Requirements, dated December
                                    29, 1989, between Registrant and
                                    John Hancock Mutual Life Insurance Company
                  (1) Exhibit 10.28 Third Restatement of Joint Venture
                                    Agreement of Opus One dated
                                    January 1, 1991, between Robert
                                    Mondavi Investments and B.Ph.R.
                                    (California), Inc.
                  (3) Exhibit 10.34 Note Agreement dated December 1, 1994.
                  (4) Exhibit 10.36 Amended and Restated 1993 Non-Employee
                                    Directors' Stock Option Plan.
                  (4) Exhibit 10.37 Note Agreement dated July 8, 1996.
                      Exhibit 10.38 Amended and Restated 1993 Equity
                                    Incentive Plan.
                      Exhibit 11    Statement re Computation of Per Share
                                    Earnings
                      Exhibit 13    Those portions of the Registrant's Annual
                                    Report to Security Holders for the Fiscal
                                    Year Ended June 30, 1997 that are
                                    incorporated by reference into this Annual
                                    Report on Form 10-K
                  (1) Exhibit 21    Subsidiaries of the Registrant
                      Exhibit 23    Consent of Price Waterhouse LLP
                      Exhibit 27    Financial Data Schedule

         (1) Incorporated by reference to Registration Statement on Form S-1 filed on April 23, 1993.

         (2) Incorporated by reference to Amendment No. 3 to Registration Statement on Form S-1 filed on June 7, 1993.

         (3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.

         (4) Incorporated by reference to Annual Report on Form 10-K for the annual period ended June 30, 1996.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                           ROBERT MONDAVI CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)


                                                              ADDITIONS
                                                        ---------------------
                                           BALANCE AT   CHARGED TO   CHARGED                    BALANCE
                                           BEGINNING     COSTS AND   TO OTHER                   AT END
                                            OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS      OF YEAR
                                            -------      --------    --------   ----------      -------
YEAR ENDED JUNE 30, 1995:
Allowance for uncollectible accounts       $  200       $  127       $ --       $   27(1)       $  300
Inventory reserves for
  write down to net realizable value          932          348         --          535             745

YEAR ENDED JUNE 30, 1996:
Allowance for uncollectible accounts          300          219         --           19(1)          500
Inventory reserves for
  write down to net realizable value          745          755         --          402           1,098

YEAR ENDED JUNE 30, 1997:
Allowance for uncollectible accounts          500           45         --           45(1)          500
Inventory reserves for
  write down to net realizable value        1,098          402         --          338           1,162

Notes:

(1)      Balances written off as uncollectible.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ROBERT MONDAVI CORPORATION

                                          By    /s/ GREGORY M. EVANS
                                                ---------------------------
                                                Gregory M. Evans,
                                                Senior Vice President and
                                                Chief Financial Officer

         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                          DATE
---------                         -----                                          ----
/s/ ROBERT G. MONDAVI
------------------------
Robert G. Mondavi          Chairman of the Board                        September 29, 1997

/s/ R. MICHAEL MONDAVI
------------------------
R. Michael Mondavi         President and Director
                           (Principal Executive Officer)                September 29, 1997

/s/ TIMOTHY J. MONDAVI
------------------------
Timothy J. Mondavi         Managing Director, Winegrower and Director   September 29, 1997

/s/ GREGORY M. EVANS
------------------------
Gregory M. Evans           Chief Financial Officer
                           (Principal Financial and Accounting Officer) September 29, 1997

/s/ CLIFFORD S. ADAMS
------------------------
Clifford S. Adams          Director                                     September 29, 1997

/s/ JAMES L. BARKSDALE
------------------------
James L. Barksdale         Director                                     September 29, 1997

/s/ MARCIA MONDAVI BORGER
------------------------
Marcia Mondavi Borger      Director                                     September 29, 1997

/s/ FRANK E. FARELLA
------------------------
Frank E. Farella           Director                                     September 29, 1997

/s/ PHILIP GREER
------------------------
Philip Greer               Director                                     September 29, 1997

/s/ BARTLETT R. RHOADES
------------------------
Bartlett R. Rhoades        Director                                     September 29, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of The Robert Mondavi Corporation

Our audits of the consolidated financial statements referred to in our report dated July 25, 1997 appearing on page 39 of the 1997 Annual Report to Shareholders of The Robert Mondavi Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/  PRICE WATERHOUSE LLP
Price Waterhouse LLP
San Francisco, CA
July 25, 1997