Form 10-Q
period 1997-09-30
MONDAVI ROBERT CORP
filed 1997-11-13
CIK 902276

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended              September 30, 1997
                               -------------------------------

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

                                 Yes [X] No [ ]

As of October 31, 1997 there were issued and outstanding 7,828,673 shares of the issuer's Class A Common Stock and 7,426,012 shares of the issuer's Class B Common Stock.
================================================================================

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                              SEPTEMBER 30,   JUNE 30,
                                                                  1997         1997
                                                                --------      --------
                                                               UNAUDITED
Current assets:
  Cash and cash equivalents                                      $     -      $    150
  Accounts receivable--trade, net                                 45,170        59,222
  Inventories                                                    230,481       167,695
  Deferred income taxes                                            2,042         1,677
  Prepaid expenses and other current assets                        6,867         5,593
                                                                --------      --------
        Total current assets                                     284,560       234,337
Property, plant and equipment, net                               193,683       186,990
Investments in joint ventures                                     21,893        19,212
Other assets                                                       4,826         4,386
                                                                --------      --------
        Total assets                                            $504,962      $444,925
                                                                ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                $ 13,322             -
  Notes payable to banks                                               -         8,750
  Accounts payable--trade                                         70,921        14,769
  Employee compensation and related costs                         10,930        10,608
  Other accrued expenses                                           7,090         5,446
  Current portion of long-term debt                                8,631         6,790
  Deferred revenue                                                 2,117         2,064
                                                                --------      --------
        Total current liabilities                                113,011        48,427
Long-term debt, less current portion                             144,943       158,067
Deferred income taxes                                             11,267        10,848
Deferred executive compensation                                    5,509         5,395
Other liabilities                                                  2,529         1,017
                                                                --------      --------
        Total liabilities                                        277,259       223,754
                                                                --------      --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares                                  -             -
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares
    Issued and outstanding--7,545,940 and 7,499,024 shares        76,675        76,138
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares
    Issued and outstanding--7,676,012 shares                      12,324        12,324
Paid-in Capital                                                    3,433         3,289
Retained earnings                                                135,271       129,420
                                                                --------      --------
                                                                 227,703       221,171
                                                                --------      --------
        Total liabilities and shareholders' equity              $504,962      $444,925
                                                                ========      ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED
                                                  -----------------------
                                                       SEPTEMBER 30,
                                                  -----------------------
                                                    1997           1996
                                                  --------       --------
Gross revenues                                    $ 68,836       $ 62,194
Less excise taxes                                    3,286          3,210
                                                  --------       --------
Net revenues                                        65,550         58,984
Cost of goods sold                                  36,974         33,368
                                                  --------       --------
Gross profit                                        28,576         25,616
Selling, general and administrative expenses        18,727         16,366
                                                  --------       --------
Operating income                                     9,849          9,250
Other income (expense):
  Interest                                          (2,527)        (2,366)
  Equity in net income of joint ventures             2,546          2,092
  Other                                               (277)          (251)
                                                  --------       --------
Income before income taxes                           9,591          8,725
Provision for income taxes                           3,740          3,402
                                                  --------       --------
Net income                                        $  5,851       $  5,323
                                                  ========       ========

Earnings per share                                $    .37       $    .34
                                                  ========       ========


Weighted average number of common shares
  and equivalents outstanding                       15,843         15,515
                                                  ========       ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                                -----------------------
                                                                     SEPTEMBER 30,
                                                                -----------------------
                                                                  1997           1996
                                                                --------       --------
Cash flows from operating activities:
  Net income                                                    $  5,851       $  5,323
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income taxes                                             54           (156)
    Depreciation and amortization                                  3,357          2,878
    Equity in net income of joint ventures                        (2,546)        (2,092)
    Other                                                           (355)            70
   Changes in assets and liabilities:
      Accounts receivable--trade                                  14,052          6,071
      Inventories                                                (62,918)       (43,829)
      Prepaid income taxes                                           - -          2,783
      Other assets                                                (1,274)          (966)
      Accounts payable--trade and accrued expenses                55,095         37,309
      Income taxes payable                                         3,167            687
      Deferred revenue                                                53            (40)
      Deferred executive compensation                                114            277
      Other liabilities                                            1,512          1,457
                                                                --------       --------
  Net cash provided by operating activities                       16,162          9,772
                                                                --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                  (15,967)       (15,198)
  Proceeds from sale of assets                                     6,390              -
  Contributions to joint ventures                                     (3)          (231)
                                                                --------       --------
  Net cash used in investing activities                           (9,580)       (15,429)
                                                                --------       --------

Cash flows from financing activities:
  Book overdraft                                                  13,322          7,656
  Net repayments under notes payable to banks                     (8,750)             -
  Proceeds from issuance of long-term debt                             -         50,000
  Principal repayments of long-term debt                         (11,283)       (51,762)
  Exercise of stock options                                          537            811
  Other                                                             (558)        (1,048)
                                                                --------       --------
  Net cash provided by (used in) financing activities             (6,732)         5,657
                                                                --------       --------

  Net decrease in cash and cash equivalents                         (150)             -
  Cash and cash equivalents at the beginning of the period           150              -
                                                                --------       --------
  Cash and cash equivalents at the end of the period             $     -        $     -
                                                                ========       ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1997 and its results of operations and its cash flows for the three month periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1997, on file at the Securities and Exchange Commission.

NOTE 2--INVENTORIES:

        Inventories consist of the following (in thousands):


                                     SEPTEMBER 30,      JUNE 30,
                                         1997            1997
                                       ---------       ---------
Wine in production                     $ 181,299       $ 127,922
Bottled wine                              70,603          53,734
Crop costs and supplies                   10,289          14,793
                                       ---------       ---------
Inventories stated at FIFO cost          262,191         196,449
Reserve for LIFO valuation method        (31,710)        (28,754)
                                       ---------       ---------
                                       $ 230,481       $ 167,695
                                       =========       =========


        Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If inventories valued at LIFO cost had been valued at FIFO cost, net income would have increased by approximately $1.8 million and $2.4 million, respectively, for the three months ended September 30, 1997 and 1996.

NOTE 3 -- EARNINGS PER SHARE:

        During February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, was issued. This statement supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and its related Interpretations and establishes new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company is required to adopt SFAS 128 for the quarter ending December 31, 1997. Early adoption is not permitted. When adopted, the Company will be required to restate previously reported earnings per share for all periods presented. The table below reflects the proforma impact to earnings per share to conform with SFAS 128 for the following periods:


                                THREE MONTHS ENDED
                                   SEPTEMBER 30,           YEAR ENDED JUNE 30,
                                 -----------------   ------------------------------
                                  1997      1996       1997       1996       1995
                                 -------   -------   --------   --------   --------
Earnings per Share as
previously reported              $   .37   $   .34   $   1.80   $   1.61   $   1.39

Proforma Earnings per Share
    Basic                        $   .39   $   .36   $   1.87   $   1.67   $   1.40
    Diluted                      $   .37   $   .34   $   1.80   $   1.61   $   1.39

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 1997

GROSS REVENUES Gross revenues increased by 10.7% to $68.8 million in the first quarter of fiscal 1998 from $62.2 million in the first quarter of fiscal 1997. The increase in gross revenues was primarily attributable to price increases on certain of the Company's wines, a shift in sales mix to Robert Mondavi Coastal wines and a 2.2% increase in sales volume.

EXCISE TAXES The Company's federal and state excise taxes increased 2.4% to $3.3 million in the first quarter of fiscal 1998, from $3.2 million in the first quarter of fiscal 1997. The dollar increase in excise taxes correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES As a result of the above factors, net revenues increased by 11.1% to $65.6 million in the first quarter of fiscal 1998 from $59.0 million in the first quarter of fiscal 1997. Net revenues per case increased 9.3% to $46.22 per case in the first quarter of fiscal 1998 from $42.30 per case in the first quarter of fiscal 1997, reflecting the price increases and shift in sales mix discussed above.

COST OF GOODS SOLD Cost of goods sold increased by 10.8% to $37.0 million in the first quarter of fiscal 1998 from $33.4 million in the first quarter of fiscal 1997, reflecting the increase in sales volume and higher grape and bulk wine costs. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $3.0 million and $3.9 million lower, respectively, in the first quarter of fiscal 1998 and 1997.

GROSS PROFIT As a result of the above factors, gross profit increased by 11.6% to $28.6 million in the first quarter of fiscal 1998 from $25.6 million in the first quarter of fiscal 1997. The Company's gross profit percentages for the first quarter of fiscal 1998 and 1997 were 43.6% and 43.4%, respectively.

OPERATING EXPENSES Operating expenses increased by 14.4% to $18.7 million in the first quarter of fiscal 1998 from $16.4 million in the first quarter of fiscal 1997. The ratio of operating expenses to net revenues was 28.6% in the first quarter of fiscal 1998 and 27.7% in the first quarter of fiscal 1997. The dollar increase in operating expenses was primarily attributable to an increase in average selling and marketing dollars spent per case.

INTEREST Interest expense increased by 6.8% to $2.5 million in the first quarter of fiscal 1998 from $2.4 million in the first quarter of fiscal 1997. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized.

EQUITY IN NET INCOME OF JOINT VENTURES Equity in net income of joint ventures increased by 21.7% to $2.5 million in the first quarter of fiscal 1998 from $2.1 million in the first quarter of fiscal 1997. This increase was due mainly to improved income from Opus One during the period.

PROVISION FOR INCOME TAXES The provision for income taxes was $3.7 million in the first quarter of fiscal 1998 compared to $3.4 million in the first quarter of fiscal 1997. The Company's effective tax rate was 39.0% for the first quarter of fiscal 1998 and 1997.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income increased to $5.9 million in the first quarter of fiscal 1998 from $5.3 million in the first quarter of fiscal 1997. Earnings per share increased to $.37 in the first quarter of fiscal 1998 from $.34 in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The 1997 harvest began earlier than normal and this had a significant impact on the Company's balance sheet at September 30, 1997, including increases in inventories and amounts payable to external growers. Working capital as of September 30, 1997, was $171.5 million compared to $186.0 million at June 30, 1997.

        The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $41.2 million and $50.0 million, respectively, at September 30, 1997. The short-term credit lines expire during December 1997. The Company expects to renew the short-term credit lines for at least their current availability of $41.2 million. The long-term credit lines expire on December 31, 1999.

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

                1)      Exhibits:

                Exhibit 11 Statement re Computation of Per Share Earnings.

                2)      Form 8-K:

                No reports on Form 8-K were filed during the quarter ended September 30, 1997

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE ROBERT MONDAVI CORPORATION

Dated:  November 13, 1997           By     /s/  GREGORY M. EVANS
                                           ---------------------

                                                  Gregory M. Evans,
                                                  Senior Vice President and
                                                  Chief Financial Officer



                           FORWARD-LOOKING STATEMENTS

        The above Form 10-Q and other information provided from time to time by the Company contains historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, the premium wine grape market and the Company's anticipated future investment in vineyards and other capital projects. Actual results may differ materially from the Company's present expectations. Among other things, reduced consumer spending or a change in consumer preferences could reduce demand for the Company's wines. Similarly, competition from numerous domestic and foreign vintners could affect the Company's ability to sustain volume and revenue growth. The price of grapes, the Company's single largest product cost, is beyond the Company's control and higher grape costs may put more pressure on the Company's gross profit margin than is currently forecast. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, on file with the Securities and Exchange Commission. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.