Form 10-Q
period 1997-12-31
MONDAVI ROBERT CORP
filed 1998-02-13
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended       December 31, 1997
                               ------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number:    33-61516
                        ---------------------------------------------

                         THE ROBERT MONDAVI CORPORATION

Incorporated under the laws                    I.R.S. Employer Identification:
of the State of California                                 94-2765451

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

                               Yes [X]   No [ ]


As of January 31, 1998 there were issued and outstanding 7,983,905 shares of the issuer's Class A Common Stock and 7,306,012 shares of the issuer's Class B Common Stock.


================================================================================

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,     JUNE 30,
                                                                     1997           1997
                                                                 ------------   ------------
                                                                  UNAUDITED
Current assets:
  Cash and cash equivalents                                      $       --     $        150
  Accounts receivable--trade, net                                      58,001         59,222
  Inventories                                                         239,857        167,695
  Deferred income taxes                                                 2,696          1,677
  Prepaid expenses and other current assets                             5,468          5,593
                                                                 ------------   ------------
         Total current assets                                         306,022        234,337
Property, plant and equipment, net                                    201,567        186,990
Investments in joint ventures                                          21,844         19,212
Other assets                                                            5,074          4,386
                                                                 ------------   ------------
         Total assets                                            $    534,507   $    444,925
                                                                 ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                 $      2,078   $       --
  Notes payable to banks                                               21,700          8,750
  Accounts payable--trade                                              51,613         14,769
  Employee compensation and related costs                              10,528         10,608
  Other accrued expenses                                                7,995          5,446
  Current portion of long-term debt                                     8,508          6,790
  Deferred revenue                                                      2,044          2,064
                                                                 ------------   ------------
         Total current liabilities                                    104,466         48,427
Long-term debt, less current portion                                  169,897        158,067
Deferred income taxes                                                  12,019         10,848
Deferred executive compensation                                         5,623          5,395
Other liabilities                                                       2,963          1,017
                                                                 ------------   ------------
         Total liabilities                                            294,968        223,754
                                                                 ------------   ------------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares                                    --             --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares
    Issued and outstanding--7,963,905 and 7,499,024 shares             77,905         76,138
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares
    Issued and outstanding--7,306,012 and 7,676,012 shares             11,731         12,324
Paid-in capital                                                         4,138          3,289
Retained earnings                                                     145,765        129,420
                                                                 ------------   ------------
                                                                      239,539        221,171
                                                                 ------------   ------------
         Total liabilities and shareholders' equity              $    534,507   $    444,925
                                                                 ============   ============


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           DECEMBER 31,                     DECEMBER 31,
                                                   --------------------------        --------------------------
                                                      1997             1996             1997             1996
                                                   ---------        ---------        ---------        ---------

Gross revenues                                     $  97,567        $  91,669        $ 166,403        $ 153,863
Less excise taxes                                      4,565            4,472            7,851            7,682
                                                   ---------        ---------        ---------        ---------
Net revenues                                          93,002           87,197          158,552          146,181
Cost of goods sold                                    50,630           49,157           87,604           82,525
                                                   ---------        ---------        ---------        ---------
Gross profit                                          42,372           38,040           70,948           63,656
Selling, general and administrative expenses          22,491           21,039           41,218           37,405
                                                   ---------        ---------        ---------        ---------
Operating income                                      19,881           17,001           29,730           26,251
Other income (expense):
  Interest                                            (2,866)          (2,627)          (5,393)          (4,993)
  Equity in net income of joint ventures                 652              992            3,198            3,084
  Other                                                 (461)            (258)            (738)            (509)
                                                   ---------        ---------        ---------        ---------
Income before income taxes                            17,206           15,108           26,797           23,833
Provision for income taxes                             6,712            5,893           10,452            9,295
                                                   ---------        ---------        ---------        ---------
Net income                                         $  10,494        $   9,215        $  16,345        $  14,538
                                                   =========        =========        =========        =========

Earnings per share - Basic                         $     .69        $     .61        $    1.07        $     .97
                                                   =========        =========        =========        =========

Earnings per share - Diluted                       $     .66        $     .59        $    1.03        $     .93
                                                   =========        =========        =========        =========


Weighted average number of
  common shares outstanding - Basic                   15,250           15,011           15,220           14,986
                                                   =========        =========        =========        =========

Weighted average number of
  common shares outstanding - Diluted                 15,880           15,606           15,862           15,564
                                                   =========        =========        =========        =========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                    SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                   1997            1996
                                                                 --------        --------
Cash flows from operating activities:
  Net income                                                     $ 16,345        $ 14,538
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                             152            (425)
    Depreciation and amortization                                   6,708           5,908
    Equity in net income of joint ventures                         (3,198)         (3,084)
    Other                                                            (314)            141

    Changes in assets and liabilities:
      Accounts receivable--trade                                    1,221          (6,720)
      Inventories                                                 (72,634)        (39,607)
      Other assets                                                    125             979
      Accounts payable--trade and accrued expenses                 36,048          18,950
      Income taxes payable                                          4,114           3,964
      Deferred revenue                                                (20)           (121)
      Deferred executive compensation                                 228             664
      Other liabilities                                             1,946           1,878
                                                                 --------        --------
  Net cash used in operating activities                            (9,279)         (2,935)
                                                                 --------        --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                   (27,247)        (23,532)
  Proceeds from sale of assets                                      6,420            --
  Distributions from joint ventures                                 1,247             792
  Contributions to joint ventures                                    (209)           (235)
                                                                 --------        --------
  Net cash used in investing activities                           (19,789)        (22,975)
                                                                 --------        --------

Cash flows from financing activities:
  Book overdraft                                                    2,078           1,683
  Net additions under notes payable to banks                       12,950            --
  Proceeds from issuance of long-term debt                         13,548          50,000
  Principal repayments of long-term debt                             --           (27,069)
  Proceeds from issuance of Class A Common Stock                      200             126
  Exercise of Class A Common Stock options                            974           1,075
  Other                                                              (832)             95
                                                                 --------        --------
  Net cash provided by financing activities                        28,918          25,910
                                                                 --------        --------

  Net decrease in cash and cash equivalents                          (150)           --
  Cash and cash equivalents at the beginning of the period            150            --
                                                                 --------        --------
  Cash and cash equivalents at the end of the period             $   --          $   --
                                                                 ========        ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 1997, its results of operations for the three and six month periods ended December 31, 1997 and 1996 and its cash flows for the six month periods ended December 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1997, on file at the Securities and Exchange Commission.

NOTE 2--INVENTORIES:

         Inventories consist of the following (in thousands):

                                        DECEMBER 31,       JUNE 30,
                                            1997             1997
                                        ------------     ------------

Wine in production                      $    196,825     $    127,922
Bottled wine                                  64,534           53,734
Supplies and crop costs                       11,585           14,793
                                        ------------     ------------
Inventories stated at FIFO cost              272,944          196,449
Reserve for LIFO valuation method            (33,087)         (28,754)
                                        ------------     ------------
                                        $    239,857     $    167,695
                                        ============     ============

         Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If inventories valued at LIFO cost had been valued at FIFO cost, net income would have increased by approximately $0.8 million and $3.4 million, respectively, for the three months ended December 31, 1997 and 1996, and increased by approximately $2.6 million and $5.8 million, respectively, for the six months ended December 31, 1997 and 1996.

NOTE 3--EARNINGS PER SHARE:

         During February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, was issued. This statement supersedes Accounting Principles Board Opinion No. 15, Earnings per Share, and its related Interpretations and establishes new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company adopted SFAS 128 for the quarter ending December 31, 1997 and as required under SFAS 128 the Company has restated previously reported earnings per share for all periods presented.

         In computing basic earnings per share for the three and six month periods ended December 31, 1997 and 1996, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for the same periods is identical to the computation of basic earnings per share except that the number of weighted-average shares outstanding (denominator) have been increased by 630,000 and 595,000, respectively, for the three months ended December 31, 1997 and 1996, and by 642,000 and 578,000, respectively, for the six months ended December 31, 1997 and 1996, to include the dilutive effect of stock options outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED DECEMBER 31, 1997

GROSS REVENUES. Gross revenues increased by 6.4% to $97.6 million in the second quarter of fiscal 1998 from $91.7 million in the second quarter of fiscal 1997. The increase in gross revenues was primarily attributable to price increases on certain of the Company's wines combined with a shift in sales mix to the Robert Mondavi Winery and Robert Mondavi Coastal brands and a 0.9% increase in sales volume. The overall rate of sales volume growth for the second quarter of fiscal 1998 was affected by limited supply of Woodbridge Chardonnay and intense competition in the imported wine segment. The Company expects these factors will constrain the rate of sales volume growth at least through the third quarter of fiscal 1998.

EXCISE TAXES. The Company's federal and state excise taxes increased by 2.1% to $4.6 million in the second quarter of fiscal 1998 from $4.5 million in the second quarter of fiscal 1997. The dollar increase in excise taxes generally correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES. As a result of the above factors, net revenues increased by 6.7% to $93.0 million in the second quarter of fiscal 1998 from $87.2 million in the second quarter of fiscal 1997. Net revenues per case increased by 6.1% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, reflecting the price increases and the shift in sales mix discussed above.

COST OF GOODS SOLD. Cost of goods sold increased by 3.0% to $50.6 million in the second quarter of fiscal 1998 from $49.2 million in the second quarter of fiscal 1997, primarily due to a shift in sales mix to wines with a higher average cost per case, higher grape costs and increased sales volume. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $1.4 million and $5.6 million lower, respectively, in the second quarter of fiscal 1998 and 1997.

GROSS PROFIT. Gross profit increased by 11.4% to $42.4 million in the second quarter of fiscal 1998 from $38.0 million in the second quarter of fiscal 1997. The Company's gross profit percentages for the second quarter of fiscal 1998 and 1997 were 45.6% and 43.6%, respectively. The gross profit improvement reflects the price increases and the shift in sales mix discussed above.

OPERATING EXPENSES. Operating expenses increased by 6.9% to $22.5 million in the second quarter of fiscal 1998 from $21.0 million in the second quarter of fiscal 1997. The ratio of operating expenses to net revenues was 24.2% in the second quarter of fiscal 1998 and 24.1% in the second quarter of fiscal 1997.

INTEREST. Interest expense increased by 9.1% to $2.9 million for the second quarter of fiscal 1998 from $2.6 million for the second quarter of fiscal 1997. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized and a decrease in the average interest rate.

EQUITY IN NET INCOME OF JOINT VENTURES. Equity in net income of joint ventures was $0.7 million in the second quarter of fiscal 1998 compared to $1.0 million in the second quarter of fiscal 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes was $6.7 million in the second quarter of fiscal 1998 compared to $5.9 million in the second quarter of fiscal 1997. The Company's effective tax rate was 39.0% in the second quarter of fiscal 1998 and 1997.

NET INCOME AND EARNINGS PER SHARE. As a result of the above factors, net income increased by 13.9% to $10.5 million in the second quarter of fiscal 1998 from $9.2 million in the second quarter of fiscal 1997. Diluted earnings per share increased to $.66 in the second quarter of fiscal 1998 from $.59 in the second quarter of fiscal 1997 (see Note 3 of the consolidated financial statements).

SIX MONTHS ENDED DECEMBER 31, 1997

GROSS REVENUES. Gross revenues increased by 8.2% to $166.4 million in the first six months of fiscal 1998 from $153.9 million in the first six months of fiscal 1997. The increase in gross revenues was primarily attributable to price increases on certain of the Company's wines combined with a shift in sales mix to the Robert Mondavi Winery and Robert Mondavi Coastal brands and a 1.4% increase in sales volume.

EXCISE TAXES. The Company's federal and state excise taxes increased by 2.2% to $7.9 million in the first six months of fiscal 1998 from $7.7 million in the first six months of fiscal 1997. The dollar increase in excise taxes generally correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES. As a result of the above factors, net revenues increased by 8.5% to $158.6 million in the first six months of fiscal 1998 from $146.2 million in the first six months of fiscal 1997. Net revenues per case increased by 6.0% in the first six months of fiscal 1998 compared to the first six months of fiscal 1997, reflecting the price increases and the shift in sales mix discussed above.

COST OF GOODS SOLD. Cost of goods sold increased by 6.2% to $87.6 million in the first six months of fiscal 1998 from $82.5 million in the first six months of fiscal 1997, primarily reflecting a shift in sales mix to wines with a higher average cost per case, higher grape costs and increased sales volume. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $4.3 million and $9.6 million lower, respectively, in the first six months of fiscal 1998 and 1997.

GROSS PROFIT. Gross profit increased by 11.5% to $70.9 million in the first six months of fiscal 1998 from $63.7 million in the first six months of fiscal 1997. The Company's gross profit percentages for the first six months of fiscal 1998 and 1997 were 44.7% and 43.5%, respectively. The gross profit improvement reflects the price increases and the shift in sales mix discussed above.

OPERATING EXPENSES. Operating expenses increased by 10.2% to $41.2 million in the first six months of fiscal 1998 from $37.4 million in the first six months of fiscal 1997. The ratio of operating expenses to net revenues was 26.0% in the first six months of fiscal 1998 and 25.6% in the first six months of fiscal 1997. The dollar increase in operating expenses was primarily attributable to an increase in average selling and marketing dollars spent per case.

INTEREST. Interest expense increased by 8.0% to $5.4 million in the first six months of fiscal 1998 from $5.0 million in the first six months of fiscal 1997. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized and a decrease in the Company's average interest rate.

EQUITY IN NET INCOME OF JOINT VENTURES. Equity in net income of joint ventures was $3.2 million in the first six months of fiscal 1998 compared to $3.1 million in the first six months of fiscal 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes was $10.5 million in the first six months of fiscal 1998 and $9.3 million in the first six months of fiscal 1997. The Company's effective tax rate was 39.0% for the first six months of fiscal 1998 and 1997.

NET INCOME AND EARNINGS PER SHARE. As a result of the above factors, net income increased by 12.4% to $16.3 million in the first six months of fiscal 1998 from $14.5 million in the first six months of fiscal 1997. Diluted earnings per share increased to $1.03 in the first six months of fiscal 1998 from $.93 in the first six months of fiscal 1997 (see Note 3 of the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of fiscal 1998, the Company completed its 1997 harvest. The completion of harvest had a significant impact on the Company's balance sheet, including increases in inventories and amounts payable to external growers. Working capital as of December 31, 1997 was $201.6 million compared to $185.9 million at June 30, 1997. The $15.7 million increase in working capital was primarily attributable to a $72.6 million increase in inventories, that was partially offset by a $37.7 million increase in grower accounts payable and $13.0 million in net additions under short-term credit lines. The Company had a book overdraft of $2.1 million at December 31, 1997, compared to a cash balance of $150,000 at June 30, 1997.

         The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $71.5 million and $80.0 million, respectively, at December 31, 1997. The short-term credit lines expire during December 1998. The long-term credit lines expire on December 31, 2000. During January 1998, the Company obtained $95.0 million of unsecured long-term loans. The proceeds from these loans were used to repay a portion of the Company's unsecured credit lines.

         The Company anticipates that current capital combined with cash from operating activities and the availability of cash under its credit lines will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 1999.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on November 3, 1997 at the Robert Mondavi Winery, Oakville, California. Three matters were submitted to a vote of shareholders: election of directors; ratification of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending June 30, 1998; and ratification of proposed amendments to the Company's 1993 Equity Incentive Plan.

         Philip Greer, Frank Farella and James Barksdale were nominated as Class A directors. 5,350,451 Class A shares were voted for Mr. Greer and 73,085 shares were withheld. 5,342,301 Class A shares were voted for Mr. Farella and 81,235 shares were withheld. 5,350,401 Class A shares were voted for Mr. Barksdale and 73,135 shares were withheld. Accordingly, Mssrs. Greer, Farella and Barksdale were elected as Class A directors.

         Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy
J. Mondavi and Bartlett R. Rhoades were nominated as Class B directors. 7,673,712 Class B shares were voted for Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger and Timothy J. Mondavi. 7,523,282 Class B shares were voted for Bartlett R. Rhoades and 150,430 shares were withheld. Accordingly, each of the Class B nominees was re-elected to the Board. There is one vacancy on the Board, entitled to be filled by the Class B shareholders or the incumbent Class B directors.

         6,474,420 Class A shares were voted in favor of the ratification of Price Waterhouse LLP, 6,184 Class A shares were voted against and 1,695 Class A shares abstained. 76,737,120 Class B votes were cast in favor of the ratification of Price Waterhouse LLP.

         The proposed amendments to the Company's 1993 Equity Incentive Plan increase by 750,000 the number of shares that may be issued under the plan and authorize the Compensation Committee of the Board to grant stock appreciation rights, performance grants and awards of restricted stock in addition to stock options and stock bonuses as were available under the original plan. 1,684,872 Class A shares were voted in favor of the ratification of the amendments to the Company's 1993 Equity Incentive Plan, 3,381,456 Class A shares were voted against and 18,073 Class A shares abstained. 76,737,120 Class B votes were cast in favor of the ratification of the amendments. Accordingly, the amendments of the plan were adopted as proposed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         1)       Exhibits:
         Exhibit 27       Financial Data Schedule

         2) Form 8-K:
         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE ROBERT MONDAVI CORPORATION

Dated:   February 13, 1998             By  /s/  GREGORY M. EVANS
                                           ------------------------------------
                                                Gregory M. Evans,
                                                Senior Vice President and
                                                Chief Financial Officer


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