Form 10-Q
period 1998-03-31
MONDAVI ROBERT CORP
filed 1998-05-13
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

                                 Yes [X] No [ ]


As of April 30, 1998 there were issued and outstanding 8,007,289 shares of the issuer's Class A Common Stock and 7,306,012 shares of the issuer's Class B Common Stock.

================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                MARCH 31,     JUNE 30,
                                                                  1998          1997
                                                                --------      --------
                                                                UNAUDITED
Current assets:
  Cash and cash equivalents                                     $     --      $    150
  Accounts receivable--trade, net                                 56,361        59,222
  Inventories                                                    232,984       167,695
  Deferred income taxes                                            3,103         1,677
  Prepaid expenses and other current assets                        5,281         5,593
                                                                --------      --------
        Total current assets                                     297,729       234,337
Property, plant and equipment, net                               206,491       186,990
Investments in joint ventures                                     20,919        19,212
Other assets                                                       5,621         4,386
                                                                --------      --------
        Total assets                                            $530,760      $444,925
                                                                ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                $  8,180      $     --
  Notes payable to banks                                              --         8,750
  Accounts payable--trade                                         13,270        14,769
  Employee compensation and related costs                          9,127        10,608
  Other accrued expenses                                           5,310         5,446
  Current portion of long-term debt                               10,274         6,790
  Deferred revenue                                                 2,855         2,064
                                                                --------      --------
        Total current liabilities                                 49,016        48,427
Long-term debt, less current portion                             216,287       158,067
Deferred income taxes                                             12,485        10,848
Deferred executive compensation                                    5,737         5,395
Other liabilities                                                    373         1,017
                                                                --------      --------
        Total liabilities                                        283,898       223,754
                                                                --------      --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares                                 --            --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares
    Issued and outstanding--8,001,555 and 7,499,024 shares        78,292        76,138
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares
    Issued and outstanding--7,306,012 and 7,676,012 shares        11,731        12,324
  Paid-in capital                                                  4,546         3,289
  Retained earnings                                              152,293       129,420
                                                                --------      --------
                                                                 246,862       221,171
                                                                --------      --------
        Total liabilities and shareholders' equity              $530,760      $444,925
                                                                ========      ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                  -------------------------       -------------------------
                                                     1998           1997             1998           1997
                                                  ---------       ---------       ---------       ---------
Gross revenues                                    $  79,647       $  74,399       $ 246,050       $ 228,262
Less excise taxes                                     3,638           3,510          11,489          11,192
                                                  ---------       ---------       ---------       ---------
Net revenues                                         76,009          70,889         234,561         217,070
Cost of goods sold                                   40,049          38,964         127,653         121,489
                                                  ---------       ---------       ---------       ---------
Gross profit                                         35,960          31,925         106,908          95,581
Selling, general and administrative expenses         21,469          18,936          62,687          56,341
                                                  ---------       ---------       ---------       ---------
Operating income                                     14,491          12,989          44,221          39,240
Other income (expense):
  Interest                                           (3,493)         (2,749)         (8,886)         (7,742)
  Equity in net income of joint ventures               (327)            200           2,871           3,284
  Other                                                  28             (57)           (710)           (566)
                                                  ---------       ---------       ---------       ---------
Income before income taxes                           10,699          10,383          37,496          34,216
Provision for income taxes                            4,171           4,050          14,623          13,345
                                                  ---------       ---------       ---------       ---------
Net income                                        $   6,528       $   6,333       $  22,873       $  20,871
                                                  =========       =========       =========       =========

Earnings per share - Basic                        $     .43       $     .42       $    1.50       $    1.39
                                                  =========       =========       =========       =========

Earnings per share - Diluted                      $     .41       $     .40       $    1.44       $    1.34
                                                  =========       =========       =========       =========


Weighted average number of
  common shares outstanding - Basic                  15,292          15,091          15,243          15,028
                                                  =========       =========       =========       =========

Weighted average number of
  common shares outstanding - Diluted                15,839          15,732          15,856          15,632
                                                  =========       =========       =========       =========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                  1998           1997
                                                                --------       --------
Cash flows from operating activities:
  Net income                                                    $ 22,873       $ 20,871
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                            211           (611)
    Depreciation and amortization                                 10,166          9,233
    Equity in net income of joint ventures                        (2,871)        (3,284)
    Other                                                             22              2

    Changes in assets and liabilities:
      Accounts receivable--trade                                   2,861        (10,285)
      Inventories                                                (65,278)       (38,694)
      Other assets                                                   312         (1,288)
      Accounts payable--trade and accrued expenses                (3,006)         4,155
      Income taxes payable                                         1,147          1,599
      Deferred revenue                                               791            919
      Deferred executive compensation                                342           (982)
      Other liabilities                                             (644)           (61)
                                                                --------       --------
  Net cash used in operating activities                          (33,074)       (18,426)
                                                                --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                  (36,889)       (30,167)
  Proceeds from sale of assets                                     7,396             --
  Distributions from joint ventures                                1,362            892
  Contributions to joint ventures                                   (209)          (456)
                                                                --------       --------
  Net cash used in investing activities                          (28,340)       (29,731)
                                                                --------       --------

Cash flows from financing activities:
  Book overdraft                                                   8,180          7,556
  Net additions (repayments) under notes payable to banks         (8,750)         2,000
  Proceeds from issuance of long-term debt                        95,000         58,100
  Principal repayments of long-term debt                         (33,296)       (21,279)
  Proceeds from issuance of Class A Common Stock                     200            126
  Exercise of Class A Common Stock options                         1,361          1,979
  Other                                                           (1,431)          (325)
                                                                --------       --------
  Net cash provided by financing activities                       61,264         48,157
                                                                --------       --------

  Net decrease in cash and cash equivalents                         (150)            --
  Cash and cash equivalents at the beginning of the period           150             --
                                                                --------       --------
  Cash and cash equivalents at the end of the period            $     --       $     --
                                                                ========       ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1998, its results of operations for the three and nine month periods ended March 31, 1998 and 1997 and its cash flows for the nine month periods ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1997, on file at the Securities and Exchange Commission.

NOTE 2--INVENTORIES:

        Inventories consist of the following (in thousands):


                                        MARCH 31,       JUNE 30,
                                          1998           1997
                                       ---------       ---------
Wine in production                     $ 183,272       $ 127,922
Bottled wine                              67,708          53,734
Supplies and crop costs                   14,311          14,793
                                       ---------       ---------
Inventories stated at FIFO cost          265,291         196,449
Reserve for LIFO valuation method        (32,307)        (28,754)
                                       ---------       ---------
                                       $ 232,984       $ 167,695
                                       =========       =========


        Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO. If inventories valued at LIFO cost had been valued at FIFO cost, net income would have decreased by approximately $0.4 million and increased by $2.4 million, respectively, for the three months ended March 31, 1998 and 1997, and increased by approximately $2.2 million and $8.2 million, respectively, for the nine months ended March 31, 1998 and 1997.

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

        In computing basic earnings per share for the three and nine month periods ended March 31, 1998 and 1997, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for the same periods is identical to the computation of basic earnings per share except that the number of weighted-average shares outstanding (denominator) has been increased by 547,000 and 641,000, respectively, for the three months ended March 31, 1998 and 1997, and by 613,000 and 604,000, respectively, for the nine months ended March 31, 1998 and 1997, to include the dilutive effect of stock options outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1998

GROSS REVENUES. Gross revenues increased by 7.1% to $79.6 million in the third quarter of fiscal 1998 from $74.4 million in the third quarter of fiscal 1997. The increase in gross revenues was primarily attributable to a 5.5% increase in sales volume combined with a shift in sales mix to the Robert Mondavi Winery brand. The overall rate of sales volume growth for the third quarter of fiscal 1998 was affected by a temporary shortage of Woodbridge Chardonnay that was alleviated when the 1997 vintage of Woodbridge Chardonnay was released in March.

EXCISE TAXES. The Company's federal and state excise taxes increased by 3.6% to $3.6 million in the third quarter of fiscal 1998 from $3.5 million in the third quarter of fiscal 1997. The dollar increase in excise taxes generally correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES. As a result of the above factors, net revenues increased by 7.2% to $76.0 million in the third quarter of fiscal 1998 from $70.9 million in the third quarter of fiscal 1997. Net revenues per case increased by 1.5% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, reflecting the shift in sales mix discussed above.

COST OF GOODS SOLD. Cost of goods sold increased by 2.8% to $40.0 million in the third quarter of fiscal 1998 from $39.0 million in the third quarter of fiscal 1997, primarily due to increased sales volume that was partially offset by lower wine costs resulting from the large 1997 harvest. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $0.8 million higher and $4.0 million lower, respectively, in the third quarter of fiscal 1998 and 1997.

GROSS PROFIT. Gross profit increased by 12.6% to $36.0 million in the third quarter of fiscal 1998 from $31.9 million in the third quarter of fiscal 1997. The Company's gross profit percentages for the third quarter of fiscal 1998 and 1997 were 47.3% and 45.0%, respectively. The gross profit improvement reflects the increase in net revenues per case and lower wine costs discussed above.

OPERATING EXPENSES. Operating expenses increased by 13.4% to $21.5 million in the third quarter of fiscal 1998 from $18.9 million in the third quarter of fiscal 1997. The ratio of operating expenses to net revenues increased to 28.2% in the third quarter of fiscal 1998 from 26.7% in the third quarter of fiscal 1997, reflecting an increase in average selling and marketing dollars spent per case.

INTEREST. Interest expense increased by 27.1% to $3.5 million for the third quarter of fiscal 1998 from $2.7 million for the third quarter of fiscal 1997. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized and a decrease in the average interest rate.

EQUITY IN NET INCOME OF JOINT VENTURES. Equity in net income of joint ventures was $(0.3) million in the third quarter of fiscal 1998 compared to $0.2 million in the third quarter of fiscal 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes was $4.2 million in the third quarter of fiscal 1998 compared to $4.1 million in the third quarter of fiscal 1997. The Company's effective tax rate was 39.0% in the third quarter of fiscal 1998 and 1997.

NET INCOME AND EARNINGS PER SHARE. As a result of the above factors, net income increased by 3.1% to $6.5 million in the third quarter of fiscal 1998 from $6.3 million in the third quarter of fiscal 1997. Diluted earnings per share increased to $.41 in the third quarter of fiscal 1998 from $.40 in the third quarter of fiscal 1997 (see Note 3 of the consolidated financial statements).

NINE MONTHS ENDED MARCH 31, 1998

GROSS REVENUES. Gross revenues increased by 7.8% to $246.1 million in the first nine months of fiscal 1998 from $228.3 million in the first nine months of fiscal 1997. The increase in gross revenues was primarily attributable to a 2.7% increase in sales volume, price increases on certain of the Company's wines and a shift in sales mix to the Robert Mondavi Coastal, Robert Mondavi Winery and Vichon Mediterranean brands.

EXCISE TAXES. The Company's federal and state excise taxes increased by 2.7% to $11.5 million in the first nine months of fiscal 1998 from $11.2 million in the first nine months of fiscal 1997. The dollar increase in excise taxes generally correlates to the increase in sales volume, since the excise tax is assessed on a per gallon basis and the excise tax rate is unchanged from the prior year.

NET REVENUES. As a result of the above factors, net revenues increased by 8.1% to $234.6 million in the first nine months of fiscal 1998 from $217.1 million in the first nine months of fiscal 1997. Net revenues per case increased by 5.4% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997, reflecting the price increases and the shift in sales mix discussed above.

COST OF GOODS SOLD. Cost of goods sold increased by 5.1% to $127.7 million in the first nine months of fiscal 1998 from $121.5 million in the first nine months of fiscal 1997, primarily reflecting the increase in sales volume and a shift in sales mix to wines with a higher average cost per case that were partially offset by lower wine costs associated with the large 1997 harvest. If inventories valued at LIFO cost had been valued at FIFO cost, then cost of goods sold would have been $3.6 million and $13.5 million lower, respectively, in the first nine months of fiscal 1998 and 1997.

GROSS PROFIT. Gross profit increased by 11.9% to $106.9 million in the first nine months of fiscal 1998 from $95.6 million in the first nine months of fiscal 1997. The Company's gross profit percentages for the first nine months of fiscal 1998 and 1997 were 45.6% and 44.0%, respectively. The gross profit improvement reflects the increase in net revenues per case and lower wine costs discussed above.

OPERATING EXPENSES. Operating expenses increased by 11.3% to $62.7 million in the first nine months of fiscal 1998 from $56.3 million in the first nine months of fiscal 1997. The ratio of operating expenses to net revenues increased to 26.7% in the first nine months of fiscal 1998 from 26.0% in the first nine months of fiscal 1997, reflecting an increase in average selling and marketing dollars spent per case.

INTEREST. Interest expense increased by 14.8% to $8.9 million in the first nine months of fiscal 1998 from $7.7 million in the first nine months of fiscal 1997. This increase was primarily attributable to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized and a decrease in the Company's average interest rate.

EQUITY IN NET INCOME OF JOINT VENTURES. Equity in net income of joint ventures was $2.9 million in the first nine months of fiscal 1998 compared to $3.3 million in the first nine months of fiscal 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes was $14.6 million in the first nine months of fiscal 1998 and $13.3 million in the first nine months of fiscal 1997. The Company's effective tax rate was 39.0% for the first nine months of fiscal 1998 and 1997.

NET INCOME AND EARNINGS PER SHARE. As a result of the above factors, net income increased by 9.6% to $22.9 million in the first nine months of fiscal 1998 from $20.9 million in the first nine months of fiscal 1997. Diluted earnings per share increased to $1.44 in the first nine months of fiscal 1998 from $1.34 in the first nine months of fiscal 1997 (see Note 3 of the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at March 31, 1998 was $248.7 million compared to $185.9 million at June 30, 1997. The increase of $62.8 million was primarily attributable to the increase in inventories resulting from the recent grape harvest. The Company had a book overdraft of $8.2 million at March 31, 1998, compared to a cash balance of $150,000 at June 30, 1997.

        The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $71.5 million and $80.0 million, respectively, at March 31, 1998. The short-term credit lines expire during December 1998. The long-term credit lines expire on December 31, 2000. During January 1998, the Company obtained $95.0 million of unsecured long-term loans. The proceeds from these loans were used to repay a portion of the Company's unsecured credit lines.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                      1)     Exhibits:

                      Exhibit 27    Financial Data Schedule


                      2) Form 8-K:

                      No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE ROBERT MONDAVI CORPORATION

Dated:  May 13, 1998                    By  /s/  GREGORY M. EVANS
                                            ------------------------------------
                                                  Gregory M. Evans,
                                                  Senior Vice President and
                                                  Chief Financial Officer

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