Form 10-K405
period 1998-06-30
MONDAVI ROBERT CORP
filed 1998-09-28
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the Fiscal Year Ended                   Commission File Number:
           June 30, 1998                                  33-61516

                         THE ROBERT MONDAVI CORPORATION

       Incorporated under the laws           I.R.S. Employer Identification:
        of the State of California                      94-2765451

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

                                        [X]

As of September 15, 1998 there were issued and outstanding (i) 8,055,251 shares of the Registrant's Class A Common Stock and (ii) 7,306,012 shares of the Registrant's Class B Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates was $196,346,743 as of September 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the fiscal year ended June 30, 1998 are incorporated by reference into Part II of this report. Portions of the registrant's definitive proxy statement dated September 28, 1998 are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         The Company is a leading producer of premium table wines. The Company produces and markets fine wines worldwide under the following labels: Robert Mondavi Napa Valley, La Famiglia di Robert Mondavi, Robert Mondavi Coastal, Woodbridge by Robert Mondavi, Byron Vineyard & Winery and Vichon Mediterranean. The Company also produces Opus One, in partnership with the Baroness Philippine de Rothschild of Chateau Mouton Rothschild in Bordeaux, Sena and Caliterra, in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile, and Luce and Lucente, in partnership with Marchesi de' Frescobaldi of Tuscany, Italy.

         The Company's products are available through all principal retail channels for premium table wine, including fine restaurants, hotels, specialty shops, supermarkets and club stores in all fifty states and 90 countries throughout the world. Sales of the Company's products outside the United States accounted for approximately 8% of net revenues in fiscal 1998.

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

         La Famiglia di Robert Mondavi was introduced in limited quantities beginning in 1995. La Famiglia di Robert Mondavi offers Italian-style, California-grown varietal wines.

         In May 1994, the Robert Mondavi Coastal line of wines was introduced in California. Distribution has since been expanded to additional markets and the Coastal wines now include Cabernet Sauvignon, Merlot, Pinot Noir, Zinfandel, Chardonnay and Sauvignon Blanc.

         The Woodbridge Winery, located in the Northern San Joaquin Valley in Acampo, California, produces popular premium wines for sale under the "Woodbridge" label. Although competitively priced, Woodbridge wines are made in the Robert Mondavi tradition of quality, including oak barrel aging of its Cabernet Sauvignon, Merlot, Zinfandel, Chardonnay and Sauvignon Blanc wines. All of the Woodbridge wines are vintage-dated and sold under varietal names, including Cabernet Sauvignon, Chardonnay, Merlot, Sauvignon Blanc and red and white Zinfandel.

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

         In June 1997, the Company and its Italian partners, Marchesi de' Frescobaldi, introduced Luce to the international wine trade. Lucente, another Tuscan wine produced by the venture, was introduced during fiscal 1998. Luce and Lucente are grown, produced and bottled in the Montalcino region of Italy.

         In March 1996, the Company and the Chadwick family of Chile formed a joint venture, Vina Caliterra S.A., to produce and market the Caliterra brand of Chilean premium wines. In fiscal 1998 the venture introduced Sena, a super-ultra premium red wine from Chile. The Company also acts as the exclusive United States importer of the Caliterra and Sena wines and the Chadwick family's Errazuriz brand.

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

         The Company's wines are distributed in California, Florida, Pennsylvania and Southern Nevada by Southern Wine and Spirits, a large national beverage distributor. Sales to Southern Wine and Spirits nationwide represented approximately 30%, 29% and 28% of the Company's gross revenues for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Sales to the Company's 15 largest distributors represented 65% of the Company's gross revenues in fiscal 1998. The Company's distributors also offer table wines of other companies that directly compete with the Company's products.

         Sales of the Company's wines in California accounted for 23%, 22% and 22% of the Company's gross revenues for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Other major domestic markets include Florida, Massachusetts, New York, New Jersey, Pennsylvania and Texas where annual sales represented 30% of the Company's gross revenues in each of the same fiscal periods.

GRAPE SUPPLY

         In fiscal 1998, approximately 12% of the Company's total grape supply came from Company-owned or leased vineyards, including approximately 37% of the grape supply for wines produced at the Robert Mondavi Winery in Oakville. The Company owns and leases vineyards throughout California as described in the table below.


                                       APPROXIMATE 1998
                                       PLANTABLE ACREAGE
                         -------------------------------------------
LOCATION(1)                 PLANTED         FALLOW         TOTAL
                         -------------  -------------  -------------
NAPA VALLEY                        646            271            917
CARNEROS                           452             --            452
MENDOCINO                          422              5            427
MONTEREY                           895            268          1,163
SAN JOAQUIN                         93             --             93
SAN LUIS OBISPO                    434             --            434
SANTA BARBARA                    1,332            290          1,622
                         -------------  -------------  -------------
     Total                       4,274            834          5,108
                         =============  =============  =============

--------------

(1) Excludes vineyards owned by the Opus One, Twin Oaks, Caliterra and Luce joint ventures, in each of which the Company owns a 50% interest. Includes 1,371 acres held pursuant to long-term leases.

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

         The Company emphasizes traditional barrel aging as a cornerstone of its winemaking approach. The Company has over 100,000 French and American oak barrels in its statewide barreling system. The barrels vary in terms of age, forest source and "toast" level. The Company views its barrels as key winemaking assets and its substantial annual investment in new oak barrels enables it to consistently produce premium quality wines and to accomplish both its economic and stylistic objectives within its statewide system of wineries.

EMPLOYEES

         As of June 30, 1998, the Company had 1,098 employees, 921 of whom were full-time employees and 177 of whom were part-time. In addition, a significant number of seasonal hourly employees are hired during each autumn harvest. None of the Company's employees is represented by a labor union and the Company believes that its relationship with its employees is good.

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

ITEM 2. PROPERTIES

         The Company operates five wineries, including Opus One, which is co-managed with the owners of Chateau Mouton-Rothschild. The current available annual production capacity is up to 500,000 cases at the Robert Mondavi Winery in Oakville, 6.5 million cases at Woodbridge, 80,000 cases at the La Famiglia facility in Oakville, 100,000 cases at Byron and 30,000 cases at Opus One. The Woodbridge winery serves as a central warehouse and distribution point for all of the Company's wines. For information regarding the Company's vineyards, see "Grape Supply" under Item 1 above.

         The Company also leases approximately 530,000 square feet of administrative and warehouse space under various leases expiring between June 1999 and October 2012. The Company believes that its current facilities, leased and owned, are adequate for their current uses.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the Company's fourth quarter ended June 30, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The information required by this item is incorporated by reference from page 48, "Common Stock Information," of the registrant's annual report to security holders for the fiscal year ended June 30, 1998, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM  6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

         The information required by this item is incorporated by reference from page 26, "Selected Consolidated Financial and Operating Data," of the registrant's annual report to security holders for the fiscal year ended June 30, 1998, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from pages 27-31, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the registrant's annual report to security holders for the fiscal year ended June 30, 1998, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated by reference from page 37, "Fair Value of Financial Instruments" and "Derivative Financial Instruments," of the registrant's annual report to security holders for the fiscal year ended June 30, 1998, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from pages 32-47, "Consolidated Financial Statements," of the registrant's annual report to security holders for the fiscal year ended June 30, 1998, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from pages 2-4 of the registrant's definitive proxy statement dated September 28, 1998, as filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from pages 7-11 of the registrant's definitive proxy statement dated September 28, 1998, as filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from pages 5-6 of the registrant's definitive proxy statement dated September 28, 1998, as filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from page 12 of the registrant's definitive proxy statement dated September 28, 1998, as filed with the Commission.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)     The following documents are filed as part of this report:


                                                                            PAGE IN
                                                                            ANNUAL
1)    FINANCIAL STATEMENTS:                                                 REPORT*
                                                                            -------
Report of Independent Accountants                                              47

Consolidated Balance Sheets as of June 30, 1998 and 1997                       32

Consolidated Statements of Income for the years ended
  June 30, 1998, 1997 and 1996                                                 33

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended June 30, 1998, 1997 and 1996                             34

Consolidated Statements of Cash Flows for the years
  ended June 30, 1998, 1997 and 1996                                           35

Notes to Consolidated Financial Statements                                  36-46

------------------
* Incorporated by reference to the indicated pages of the registrant's annual report to security holders for the fiscal year ended June 30, 1998, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

2) FINANCIAL STATEMENT SCHEDULES:                                                   PAGE
                                                                                    ----
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

2) FINANCIAL STATEMENT SCHEDULES:                                                   PAGE
                                                                                    ----
(1)   Exhibit 10.24  $5,600,000 Promissory Note, Deed of Trust, Security
                     Agreement and Fixture Filing, with Assignment of Rents
                     as amended and Agreement Concerning Special
                     Requirements, dated December 29, 1989, between
                     Registrant and John Hancock Mutual Life Insurance
                     Company
(1)   Exhibit 10.28  Third Restatement of Joint Venture Agreement of
                     Opus One dated January 1, 1991, between Robert
                     Mondavi Investments and B.Ph.R. (California), Inc.
(3)   Exhibit 10.34  Note Agreement dated December 1, 1994.
(4)   Exhibit 10.36  Amended and Restated 1993 Non-Employee Directors' Stock
                     Option Plan.
(4)   Exhibit 10.37  Note Agreement dated July 8, 1996.
(5)   Exhibit 10.38  Amended and Restated 1993 Equity Incentive
                     Plan.
      Exhibit 13     Those portions of the Registrant's
                     Annual Report to Security Holders for
                     the Fiscal Year Ended June 30, 1998 that
                     are incorporated by reference into this
                     Annual Report on Form 10-K.
(1)   Exhibit 21     Subsidiaries of the Registrant
      Exhibit 23     Consent of PricewaterhouseCoopers LLP
      Exhibit 27     Financial Data Schedule (not considered to be filed)


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

(5) Incorporated by reference to Annual Report on Form 10-K for the annual period ended June 30, 1998.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                           ROBERT MONDAVI CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)


                                                              ADDITIONS
                                              ------------------------------------------
                                               BALANCE AT     CHARGED TO      CHARGED                        BALANCE
                                               BEGINNING       COSTS AND      TO OTHER                        AT END
                                                OF YEAR        EXPENSES       ACCOUNTS     DEDUCTIONS        OF YEAR
                                              ------------   ------------   ------------   -----------    ------------
YEAR ENDED JUNE 30, 1996:
Allowance for uncollectible accounts                   300            219             --          19(1)            500
Inventory reserves for write down
  to net realizable value                              745            755             --         402             1,098

YEAR ENDED JUNE 30, 1997:
Allowance for uncollectible accounts                   500             45             --          45(1)            500
Inventory reserves for write down
  to net realizable value                            1,098            402             --         338             1,162

YEAR ENDED JUNE 30, 1998:
Allowance for uncollectible accounts                   500              9             --           9(1)            500
Inventory reserves for write down
  to net realizable value                            1,162          1,662             --         705             2,119


Notes:

(1)  Balances written off as uncollectible.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    THE ROBERT MONDAVI CORPORATION

                                    By       /s/ STEPHEN A. McCARTHY
                                             -------------------------------
                                             Stephen A. McCarthy,
                                             Senior Vice President and
                                             Chief Financial Officer

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


SIGNATURE                                   TITLE                                                DATE
---------                                   -----                                                ----
/s/ ROBERT G. MONDAVI               Chairman of the Board                                   September 28, 1998
-------------------------------
Robert G. Mondavi

/s/ R. MICHAEL MONDAVI              President and Director
-------------------------------     (Principal Executive Officer)                           September 28, 1998
R. Michael Mondavi

/s/ TIMOTHY J. MONDAVI              Managing Director, Winegrower and Director              September 28, 1998
-------------------------------
Timothy J. Mondavi

/s/ GREGORY M. EVANS                Chief Operating Officer                                 September 28, 1998
-------------------------------
Gregory M. Evans

/s/ STEPHEN A. McCARTHY             Chief Financial Officer
-------------------------------     (Principal Financial and Accounting Officer)            September 28, 1998
Stephen A. McCarthy

/s/ JAMES L. BARKSDALE              Director                                                September 28, 1998
-------------------------------
James L. Barksdale

/s/ MARCIA MONDAVI BORGER           Director                                                September 28, 1998
-------------------------------
Marcia Mondavi Borger

/s/ FRANK E. FARELLA                Director                                                September 28, 1998
-------------------------------
Frank E. Farella

/s/ PHILIP GREER                    Director                                                September 28, 1998
-------------------------------
Philip Greer

/s/ BARTLETT R. RHOADES             Director                                                September 28, 1998
-------------------------------
Bartlett R. Rhoades

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of The Robert Mondavi Corporation

Our audits of the consolidated financial statements referred to in our report dated July 24, 1998, appearing on page 47 of the 1998 Annual Report to Shareholders of The Robert Mondavi Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/  PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP
San Francisco, CA
July 24, 1998