Form 10-Q
period 1998-09-30
MONDAVI ROBERT CORP
filed 1998-11-13
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        September 30, 1998
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to _________________________

Commission File Number:                     33-61516
                        --------------------------------------------------------

                         THE ROBERT MONDAVI CORPORATION

Incorporated under the laws                     I.R.S. Employer Identification:
 of the State of California                               94-2765451

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

                              Yes [X]   No [ ]


As of October 31, 1998 there were issued and outstanding 8,107,757 shares of the issuer's Class A Common Stock and 7,306,012 shares of the issuer's Class B Common Stock.

================================================================================

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                                                      SEPTEMBER 30,         JUNE 30,
                                                                          1998                1998
                                                                      -------------       -------------
                                                                        UNAUDITED
Current assets:
  Cash and cash equivalents                                           $        --         $       2,683
  Accounts receivable--trade, net                                            56,915              68,656
  Inventories                                                               266,456             256,770
  Prepaid expenses and other current assets                                   6,444               8,239
                                                                      -------------       -------------
        Total current assets                                                329,815             336,348

Property, plant and equipment, net                                          226,457             215,301
Investments in joint ventures                                                23,149              18,666
Other assets                                                                  5,443               5,512
                                                                      -------------       -------------
        Total assets                                                  $     584,864       $     575,827
                                                                      =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                      $       3,846                --
  Accounts payable--trade                                                    28,684              18,888
  Employee compensation and related costs                                     8,861               9,881
  Other accrued expenses                                                      8,229               7,800
  Current portion of long-term debt                                          10,792              10,984
  Deferred taxes                                                              9,979              10,200
  Deferred revenue                                                            2,539               2,618
                                                                      -------------       -------------
        Total current liabilities                                            72,930              60,371

Long-term debt, less current portion                                        209,556             222,557
Deferred income taxes                                                        14,843              14,245
Deferred executive compensation                                               6,913               6,713
Other liabilities                                                               332                 339
                                                                      -------------       -------------
        Total liabilities                                                   304,574             304,225
                                                                      -------------       -------------
Commitments and contingencies
 Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares                                          --                  --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares
    Issued and outstanding -- 8,097,301 and 8,050,126 shares                 79,595              79,040
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares
    Issued and outstanding--7,306,012 shares                                 11,732              11,732
  Paid-in Capital                                                             4,834               4,776
  Retained earnings                                                         184,733             176,737
  Accumulated other comprehensive income:
    Cumulative translation adjustment                                          (604)               (683)
                                                                      -------------       -------------
                                                                            280,290             271,602
                                                                      -------------       -------------
        Total liabilities and shareholders' equity                    $     584,864       $     575,827
                                                                      =============       =============


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               -----------------------------
                                                                  1998               1997
                                                               ----------         ----------

Gross revenues                                                 $   74,781         $   68,836
Less excise taxes                                                   3,420              3,286
                                                               ----------         ----------
Net revenues                                                       71,361             65,550
Cost of goods sold                                                 38,888             34,018
                                                               ----------         ----------
Gross profit                                                       32,473             31,532
Selling, general and administrative expenses                       20,027             18,727
                                                               ----------         ----------
Operating income                                                   12,446             12,805
Other income (expense):
  Interest                                                         (3,305)            (2,527)
  Equity in net income of joint ventures                            3,935              2,546
  Other                                                               (75)              (277)
                                                               ----------         ----------
Income before income taxes                                         13,001             12,547
Provision for income taxes                                          5,005              4,893
                                                               ----------         ----------
Net income                                                     $    7,996         $    7,654
                                                               ==========         ==========

Earnings per share-Basic                                       $      .52         $      .50
                                                               ==========         ==========
Earnings per share-Diluted                                     $      .51         $      .48
                                                               ==========         ==========

Weighted average number of shares outstanding-Basic                15,361             15,190
                                                               ==========         ==========
Weighted average number of shares outstanding-Diluted              15,709             15,843
                                                               ==========         ==========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -----------------------------
                                                                       1998               1997
                                                                    ----------         ----------
Cash flows from operating activities:
  Net income                                                        $    7,996         $    7,654
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income taxes                                                  377              1,207
    Depreciation and amortization                                        3,586              3,357
    Equity in net income of joint ventures                              (3,935)            (2,546)
    Other                                                                 --                 (355)
   Changes in assets and liabilities:
      Accounts receivable--trade                                        11,741             14,052
      Inventories                                                      (10,146)           (65,874)
      Other assets                                                       1,795             (1,274)
      Accounts payable--trade and accrued expenses                       9,263             58,262
      Deferred revenue                                                     (79)                53
      Deferred executive compensation                                      200                114
      Other liabilities                                                     (7)             1,512
                                                                    ----------         ----------
  Net cash provided by operating activities                             20,791             16,162
                                                                    ----------         ----------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                        (14,673)           (15,967)
  Proceeds from sale of assets                                            --                6,390
  Contributions to joint ventures                                           (9)                (3)
                                                                    ----------         ----------
  Net cash used in investing activities                                (14,682)            (9,580)
                                                                    ----------         ----------

Cash flows from financing activities:
  Book overdraft                                                         3,846             13,322
  Net repayments under notes payable to banks                             --               (8,750)
  Principal repayments of long-term debt                               (13,193)           (11,283)
  Exercise of Class A Common Stock options                                 555                537
  Other                                                                   --                 (558)
                                                                    ----------         ----------
  Net cash used in financing activities                                 (8,792)            (6,732)
                                                                    ----------         ----------

  Net decrease in cash and cash equivalents                             (2,683)              (150)
  Cash and cash equivalents at the beginning of the period               2,683                150
                                                                    ----------         ----------
  Cash and cash equivalents at the end of the period                $     --           $     --
                                                                    ==========         ==========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1998 and its results of operations and its cash flows for the three month periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1998, on file at the Securities and Exchange Commission. Certain fiscal 1998 balances have been reclassified to conform with current year presentation.

        Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. The primary reasons for the change in accounting method are: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company's wines sold, and therefore provides a better method of reporting the Company's results of operations; the FIFO method of accounting will reduce intra-year cost of sales volatility; and the FIFO method of accounting will provide improved financial comparability to other publicly-traded companies in the industry. The accounting change has been applied to prior years by retroactively restating the financial statements. The effect of this restatement increased current assets, current liabilities and retained earnings by $28.5 million, $10.2 million and $18.3 million, respectively, as of July 1, 1998. The restatement increased net income for the three months ended September 30, 1997, by $1.8 million, or $0.11 per share.

        Effective July 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." The adoption of FAS 130 did not have a material impact on the Company's consolidated financial statements. Comprehensive income for the three months ended September 30, 1998 and 1997 was as follows (in thousands):

                                                                1998             1997
                                                              UNAUDITED        UNAUDITED
                                                             ----------       ----------
Net income                                                   $    7,996       $    7,654
Foreign currency translation adjustment, net of tax                  79             (102)
                                                             ----------       ----------
Comprehensive income                                         $    8,075       $    7,552
                                                             ==========       ==========

NOTE 2--INVENTORIES:

        Inventories are valued at the lower of cost or market and inventory costs are determined using the FIFO method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested.

        Inventories consist of the following (in thousands):

                                 SEPTEMBER 30,        JUNE 30,
                                      1998              1998
                                 -------------     -------------
                                   UNAUDITED
Wine in production               $     171,732     $     170,708
Bottled wine                            78,870            70,572
Crop costs and supplies                 15,854            15,490
                                 -------------     -------------
                                 $     266,456     $     256,770
                                 =============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1999 COMPARED TO FIRST QUARTER OF FISCAL 1998

NET REVENUES Net revenues increased by 8.9%, reflecting a 5.5% increase in sales volume and a shift in sales mix to the Robert Mondavi Winery and Robert Mondavi Coastal brands, which have higher net revenues per case.

COST OF GOODS SOLD Cost of goods sold increased by 14.3%, reflecting the increase in sales volume and a shift in sales mix to wines with higher average costs per case.

Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change has been applied to prior periods by retroactively restating the financial statements. For a further discussion of the impact of this accounting change, see Note 1 of Notes to Consolidated Financial Statements.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage was 45.5% compared to 48.1% a year ago. The gross profit percentage is expected to improve during the remainder of the fiscal year, compared to the first quarter of fiscal 1999, due to an anticipated shift in sales mix to wines with lower average costs per case.

OPERATING EXPENSES Operating expenses increased by 6.9% due primarily to the increase in sales volume. The ratio of operating expenses to net revenues was 28.1% compared to 28.6% a year ago.

INTEREST Interest expense increased by 30.8% due mainly to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized. The incremental borrowings were primarily used for vineyard development, Woodbridge facility expansion and working capital requirements.

EQUITY IN NET INCOME OF JOINT VENTURES The increase in equity in net income of joint ventures was due mainly to the timing of Opus One's fall release, which resulted in a higher percentage of Opus One's case shipments during the first quarter of fiscal 1999 when compared to the corresponding period of fiscal 1998.

PROVISION FOR INCOME TAXES The Company's effective tax rate was 38.5% compared to 39.0% a year ago. The lower effective rate is primarily the result of an increase in the benefit derived from manufacturing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        The 1998 harvest began later than the previous year's harvest and as a result, increases in inventories and amounts payable to growers during the quarter were less significant than during the same period of the prior year.

        Cash and cash equivalents decreased by $2.7 million during the quarter as cash used in investing and financing activities exceeded cash provided by operations. Cash provided from operations totaled $20.8 million, reflecting net income, as well as the non-cash impact on pre-tax income of depreciation and amortization and a seasonal decrease in accounts receivable. Cash of $14.7 million was used in investing activities for vineyard development and purchases of barrels and production equipment for the 1998 harvest. Cash used in financing activities of $8.8 million reflects repayments of long-term debt and a book overdraft.

        The change to the FIFO method of accounting discussed above will result in incremental taxes of approximately $17.2 million to be paid over four years beginning in fiscal 1999. Payment of these incremental taxes will not change the Company's effective tax rate.

        The Company's short-term credit lines expire on December 25, 1998. The Company expects to renew the short-term credit lines for at least their current availability of $71.5 million.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        1)      Exhibits:

                Exhibit 18 Letter re Change in Accounting Principle.

                Exhibit 27 Financial Data Schedule (not considered to be filed)

        2)      Form 8-K:

                No reports on Form 8-K were filed during the quarter ended September 30, 1998

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE ROBERT MONDAVI CORPORATION

Dated:  November 13, 1998              By  /s/  STEPHEN A. MCCARTHY
                                           -------------------------------------
                                           Stephen A. McCarthy,
                                           Chief Financial Officer


                           FORWARD-LOOKING STATEMENTS

        The above Form 10-Q and other information provided from time to time by the Company contains historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, the premium wine grape market and the Company's anticipated future investment in vineyards and other capital projects and possible costs and operational risks associated with the year 2000 issue. Actual results may differ materially from the Company's present expectations. Among other things, reduced consumer spending or a change in consumer preferences could reduce demand for the Company's wines. Similarly, competition from numerous domestic and foreign vintners could affect the Company's ability to sustain volume and revenue growth. The price of grapes, the Company's single largest product cost, is beyond the Company's control and higher grape costs may put more pressure on the Company's gross profit margin than is currently forecast. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, on file with the Securities and Exchange Commission. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.