Form 10-Q
period 1998-12-31
MONDAVI ROBERT CORP
filed 1999-02-12
CIK 902276

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended              December 31, 1998
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    ----------------------------

Commission File Number:                     33-61516
                       ---------------------------------------------------------

                         THE ROBERT MONDAVI CORPORATION

         Incorporated under the laws        I.R.S. Employer Identification:
          of the State of California                 94-2765451

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

                               Yes [X]    No [ ]


As of January 31, 1999, there were issued and outstanding 8,131,085 shares of the issuer's Class A Common Stock and 7,306,012 shares of the issuer's Class B Common Stock.

--------------------------------------------------------------------------------

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                            DECEMBER 31,         JUNE 30,
                                                                               1998                1998
                                                                             ---------           ---------
                                                                             UNAUDITED
Current assets:
  Cash and cash equivalents                                                  $      --           $   2,683
  Accounts receivable--trade, net                                               72,572              68,656
  Inventories                                                                  304,954             256,770
  Prepaid expenses and other current assets                                      6,343               8,239
                                                                             ---------           ---------
        Total current assets                                                   383,869             336,348

Property, plant and equipment, net                                             231,304             215,301
Investments in joint ventures                                                   22,040              18,666
Other assets                                                                     5,481               5,512
                                                                             ---------           ---------
        Total assets                                                         $ 642,694           $ 575,827
                                                                             =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                             $   1,415           $      --
  Accounts payable--trade                                                       43,455              18,888
  Employee compensation and related costs                                       10,680               9,881
  Other accrued expenses                                                         6,649               7,800
  Current portion of long-term debt                                             10,603              10,984
  Deferred taxes                                                                 9,800              10,200
  Deferred revenue                                                               2,458               2,618
                                                                             ---------           ---------
        Total current liabilities                                               85,060              60,371

Long-term debt, less current portion                                           247,126             222,557
Deferred income taxes                                                           15,327              14,245
Deferred executive compensation                                                  7,223               6,713
Other liabilities                                                                  553                 339
                                                                             ---------           ---------
        Total liabilities                                                      355,289             304,225
                                                                             ---------           ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares                 --                  --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--8,123,919 and 8,058,869 shares                      80,050              79,040
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--7,306,012 shares                                    11,732              11,732
Paid-in capital                                                                  5,027               4,776
Retained earnings                                                              191,188             176,737
Accumulated other comprehensive income:
    Cumulative translation adjustment                                             (592)               (683)
                                                                             ---------           ---------
                                                                               287,405             271,602
                                                                             ---------           ---------
        Total liabilities and shareholders' equity                           $ 642,694           $ 575,827
                                                                             =========           =========



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   DECEMBER 31,                   DECEMBER 31,
                                                           -------------------------       -------------------------
                                                             1998            1997            1998            1997
                                                           ---------       ---------       ---------       ---------
Gross revenues                                             $ 109,734       $  97,567       $ 184,516       $ 166,403
Less excise taxes                                              4,863           4,565           8,284           7,851
                                                           ---------       ---------       ---------       ---------
Net revenues                                                 104,871          93,002         176,232         158,552
Cost of goods sold                                            62,119          49,253         101,007          83,271
                                                           ---------       ---------       ---------       ---------
Gross profit                                                  42,752          43,749          75,225          75,281
Selling, general and administrative expenses                  29,143          22,491          49,170          41,218
                                                           ---------       ---------       ---------       ---------
Operating income                                              13,609          21,258          26,055          34,063
Other income (expense):
  Interest                                                    (3,584)         (2,866)         (6,889)         (5,393)
  Equity in net income of joint ventures                         891             652           4,826           3,198
  Other                                                         (418)           (461)           (493)           (738)
                                                           ---------       ---------       ---------       ---------
Income before income taxes                                    10,498          18,583          23,499          31,130
Provision for income taxes                                     4,043           7,247           9,048          12,140
                                                           ---------       ---------       ---------       ---------
Net income                                                 $   6,455       $  11,336       $  14,451       $  18,990
                                                           =========       =========       =========       =========

Earnings per share-Basic                                   $     .42       $     .74       $     .94       $    1.25
                                                           =========       =========       =========       =========


Earnings per share-Diluted                                 $     .41       $     .71       $     .92       $    1.20
                                                           =========       =========       =========       =========



Weighted average number of shares outstanding-Basic           15,414          15,250          15,387          15,220
                                                           =========       =========       =========       =========


Weighted average number of shares outstanding-Diluted         15,882          15,880          15,785          15,862
                                                           =========       =========       =========       =========



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                    ---------------------------
                                                                      1998               1997
                                                                    --------           --------
Cash flows from operating activities:
  Net income                                                        $ 14,451           $ 18,990
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                                682              1,840
    Depreciation and amortization                                      7,420              6,708
    Equity in net income of joint ventures                            (4,826)            (3,198)
    Other                                                                712               (314)

    Changes in assets and liabilities
      Accounts receivable--trade                                      (3,916)             1,221
      Inventories                                                    (48,886)           (76,967)
      Other assets                                                     1,896                125
      Accounts payable--trade and accrued expenses                    24,467             40,162
      Deferred revenue                                                  (161)               (20)
      Deferred executive compensation                                    510                228
      Other liabilities                                                  214              1,946
                                                                    --------           --------
  Net cash used in operating activities                               (7,437)            (9,279)
                                                                    --------           --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                      (23,999)           (27,247)
  Proceeds from sale of assets                                            --              6,420
  Distributions from joint ventures                                    2,251              1,247
  Contributions to joint ventures                                        (18)              (209)
                                                                    --------           --------
  Net cash used in investing activities                              (21,766)           (19,789)
                                                                    --------           --------

Cash flows from financing activities:
  Book overdraft                                                       1,415              2,078
  Net additions under notes payable to banks                              --             12,950
  Proceeds from issuance of long-term debt                            30,850             13,548
  Principal repayments of long-term debt                              (6,662)                --
  Proceeds from issuance of Class A Common Stock                         293                200
  Exercise of Class A Common Stock options                               717                974
  Other                                                                  (93)              (832)
                                                                    --------           --------
  Net cash provided by financing activities                           26,520             28,918
                                                                    --------           --------

  Net decrease in cash and cash equivalents                           (2,683)              (150)
  Cash and cash equivalents at the beginning of the period             2,683                150
                                                                    --------           --------
  Cash and cash equivalents at the end of the period                $     --           $     --
                                                                    ========           ========



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 1998, its results of operations for the three and six month periods ended December 31, 1998 and 1997 and its cash flows for the six month periods ended December 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1998, on file at the Securities and Exchange Commission. Certain fiscal 1998 balances have been reclassified to conform with current year presentation.

         Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. The primary reasons for the change in accounting method are: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company's wines sold, and therefore provides a better method of reporting the Company's results of operations; the FIFO method of accounting will reduce intra-year cost of sales volatility; and the FIFO method of accounting will provide improved financial comparability to other publicly-traded companies in the industry. The accounting change has been applied to prior years by retroactively restating the financial statements. The effect of this restatement increased current assets, current liabilities and retained earnings by $28.5 million, $10.2 million and $18.3 million, respectively, as of July 1, 1998. The restatement increased net income for the three months ended December 31, 1997, by $0.8 million, or $0.05 per share, and for the six months ended December 31, 1997, by $2.6 million, or $0.17 per share.

         Effective July 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." The adoption of FAS 130 did not have a material impact on the Company's consolidated financial statements. Comprehensive income for the three and six months ended December 31, 1998 and 1997 were as follows (in thousands):

                                                                                        UNAUDITED
                                                                                        ---------
                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     DECEMBER 31,                        DECEMBER 31,
                                                             --------------------------           --------------------------
                                                               1998              1997               1998              1997
                                                             --------          --------           --------          --------
Net income                                                   $  6,455          $ 11,336           $ 14,451          $ 18,990
Foreign currency translation adjustment, net of tax                12              (312)                91              (414)
                                                             --------          --------           --------          --------
Comprehensive income                                         $  6,467          $ 11,024           $ 14,542          $ 18,576
                                                             ========          ========           ========          ========

NOTE 2--INVENTORIES:

         Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested.

         Inventories consist of the following (in thousands):

                                DECEMBER 31,        JUNE 30,
                                   1998              1998
                                 --------          --------
                                UNAUDITED
Wine in production               $230,666          $170,708
Bottled wine                       69,261            70,572
Crop costs and supplies             5,027            15,490
                                 --------          --------
                                 $304,954          $256,770
                                 ========          ========


NOTE 3--REORGANIZATION AND OTHER ONE-TIME CHARGES:

         During the second quarter of fiscal 1999, the Company implemented a series of operational and organizational changes aimed at improving its competitiveness and resources for investing in vineyards and wineries and providing stronger marketing support for its wines. These changes included the reduction of approximately 4% of the Company's workforce; the centralization of various support functions; the write-down of excess imported wine inventory; and the write-off of certain vineyard assets.

         The Company eliminated 36 positions, primarily in Napa Valley winery operations and in the administrative areas. These job eliminations, combined with the centralization of finance, logistics, purchasing and customer service, are intended to make the Company more efficient without affecting wine quality or service levels. As a result of these organizational changes, the Company recorded $1.5 million of employee separation expenses, which were included in operating expenses for the period ended December 31, 1998.

         During the second quarter of fiscal 1999, the Company also completed a strategic review of its product portfolio and decided to focus more of its resources on the Company's core brands: Robert Mondavi Winery, Robert Mondavi Coastal and Woodbridge by Robert Mondavi. As a result, the Company lowered its sales growth expectations for its Vichon Mediterranean brand. Based on revised sales forecasts, the Company determined it had approximately 475,000 gallons of excess imported wine inventory. Accordingly, the Company wrote-down the excess inventory to its fair market value based on current market prices and recent sales of similar bulk wine inventory. The resulting $4.0 million write-down was included in cost of goods sold for the period ended December 31, 1998. The Company expects to dispose of this excess inventory over the course of the next 6 to 18 months.

         The Company also decided to prioritize the replanting of its internal vineyards. As a result, the Company accelerated the removal of certain vineyards for replant. The net book value of the vineyards removed totaled $0.5 million, which was included in cost of goods sold for the period ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1999 COMPARED TO SECOND QUARTER OF FISCAL 1998

REORGANIZATION AND OTHER ONE-TIME CHARGES During the second quarter of fiscal 1999, the Company implemented a series of operational and organizational changes aimed at improving its competitiveness and resources for investing in vineyards and wineries and providing stronger marketing support for its wines. As a result of these changes, the Company recorded one-time charges totaling $6.0 million, or $0.23 per diluted share, during the quarter. Of this total, $4.5 million, or $0.17 per diluted share, related to asset impairment charges and $1.5 million, or $0.06 per diluted share, related to employee separation expenses. For a further discussion of these operational and organizational changes, see Note 3 of Notes to Consolidated Financial Statements.

NET REVENUES Net revenues increased by 12.8%, reflecting a 13.0% increase in sales volume.

COST OF GOODS SOLD Cost of goods sold increased by 26.1%, reflecting the increase in sales volume, a shift in sales mix to wines with a higher average cost per case and the $4.5 million in asset impairment charges discussed above. Excluding these one-time charges, cost of goods sold increased by 17.0%.

Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change has been applied to prior periods by retroactively restating the financial statements. For a further discussion of the impact of this accounting change, see Note 1 of Notes to Consolidated Financial Statements.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage was 40.8% compared to 47.0% a year ago. Excluding the one-time asset impairment charges, the gross profit percentage was 45.1%.

OPERATING EXPENSES Operating expenses increased by 29.6%, reflecting increased sales volume and an increase in the ratio of operating expenses to net revenues to 27.8% from 24.2% a year ago. The increase in the operating expense ratio was mainly due to increased promotional spending per case, primarily in advertising, and the $1.5 million in employee separation expenses discussed above. Excluding the one-time employee separation charges, operating expenses increased by 22.9% and the ratio of operating expenses to net revenues was 26.4%.

INTEREST Interest expense increased by 25.1% due mainly to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized.

EQUITY IN NET INCOME OF JOINT VENTURES The increase in equity in net income of joint ventures was due mainly to improved income from the Opus One joint venture during the period.

PROVISION FOR INCOME TAXES The Company's effective tax rate was 38.5% compared to 39.0% a year ago. The lower effective rate is primarily the result of an increase in the benefit derived from manufacturing tax credits.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income totaled $6.5 million, or $0.41 per diluted share, compared to $11.3 million, or $0.71 per diluted share, a year ago. Excluding the reorganization and other one-time charges discussed above, net income was $10.1 million, or $0.64 per diluted share.

FIRST SIX MONTHS OF FISCAL 1999 COMPARED TO FIRST SIX MONTHS OF FISCAL 1998

NET REVENUES Net revenues increased by 11.2%, reflecting a 9.8% increase in sales volume and a shift in sales mix to Robert Mondavi Winery and Robert Mondavi Coastal wines, which have higher net revenues per case.

COST OF GOODS SOLD Cost of goods sold increased by 21.3%, reflecting the increase in sales volume, a shift in sales mix to wines with a higher average cost per case and the $4.5 million in asset impairment charges discussed above. Excluding these one-time charges, cost of goods sold increased by 15.9%.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage was 42.7% compared to 47.5% a year ago. Excluding the one-time asset impairment charges, the gross profit percentage was 45.2%.

OPERATING EXPENSES Operating expenses increased by 19.3%, reflecting increased sales volume and an increase in the ratio of operating expenses to net revenues to 27.9% from 26.0% a year ago. The increase in the operating expense ratio was mainly due to increased promotional spending per case, primarily in advertising, and the $1.5 million in employee separation expenses discussed above. Excluding the one-time employee separation charges, operating expenses increased by 15.7% and the ratio of operating expenses to net revenues was 27.0%.

INTEREST Interest expense increased by 27.7% due mainly to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized. The incremental borrowings were primarily used for vineyard development, Woodbridge facility expansion and working capital requirements.

EQUITY IN NET INCOME OF JOINT VENTURES The increase in equity in net income of joint ventures was due mainly to improved income from the Opus One joint venture during the period.

PROVISION FOR INCOME TAXES The Company's effective tax rate was 38.5% compared to 39.0% a year ago. The lower effective rate is primarily the result of an increase in the benefit derived from manufacturing tax credits.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income totaled $14.5 million, or $0.92 per diluted share, compared to $19.0 million, or $1.20 per diluted share, a year ago. Excluding the reorganization and other one-time charges discussed above, net income was $18.1 million, or $1.15 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter of fiscal 1999, the Company completed its 1998 harvest. The completion of harvest had a significant impact on the Company's balance sheet, including increases in inventories and amounts payable to growers. Working capital as of December 31, 1998 was $298.8 million compared to $276.0 million at June 30, 1998. The $22.8 million increase in working capital was primarily attributable to a $48.9 million increase in inventories that was partially offset by a $24.5 million increase in accounts payable. The Company had a book overdraft of $1.4 million at December 31, 1998, compared to a cash balance of $2.7 million at June 30, 1998.

         Cash and cash equivalents decreased by $2.7 million during the first six months of fiscal 1999 as cash used in investing and operating activities exceeded cash provided by financing activities. Cash used in operations totaled $7.4 million, reflecting a seasonal increase in inventories that was partially offset by net income, as well as the non-cash impact on pre-tax income of depreciation and amortization and a seasonal increase in accounts payable. Cash used in investing activities totaled $21.8 million, which reflects vineyard development costs and purchases of barrels and production equipment for the 1998 harvest. Cash provided by financing activities of $26.5 million reflects a net increase in long-term credit line borrowings.

         The change to the FIFO method of accounting discussed above will result in incremental taxes of approximately $17.2 million to be paid over four years beginning in fiscal 1999. Payment of these incremental taxes will not change the Company's effective tax rate.

         The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $71.5 million and $80.0 million, respectively, at December 31, 1998. The short-term credit lines expire on December 24, 1999. The long-term credit lines expire on December 31, 2001.

YEAR 2000

         The Year 2000 issue, which is common to most companies, relates to the inability of computer systems, including information technology (IT) and non-IT systems, to properly recognize and process date sensitive information with respect to dates in the Year 2000 and thereafter. The Company believes that it will be able to achieve Year 2000 compliance by the end of 1999 and it does not expect any material disruption of its operations as a result of any failure by the Company to achieve Year 2000 compliance. However, to the extent the Company is not able to resolve any Year 2000 issues, the Company's business and results of operations could be materially affected. This could result from computer related failures in the Company's financial systems, manufacturing and warehouse management systems, phone systems and electrical supply.

         The Company has assessed its internal computer systems and software and is in the process of modifying or replacing portions of its software so that its operating systems will function properly with respect to dates in the Year 2000 and thereafter. The Company is also evaluating its non-IT systems with respect to the Year 2000 issue. The Company's non-IT systems include phones, voicemail, electricity, heating and air conditioning and security systems. The cost to the Company of evaluating and modifying its own systems is not expected to be material, nor does the Company believe that, with these modifications, the Year 2000 issue will pose significant operational problems for its computer and non-IT systems. However, as testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to the Year 2000. To the extent the Company is not able to address any of its Year 2000 issues, the Company believes that it could revert to manual processes previously employed or outsource work with minimal incremental cost.

         The Company is also in the process of evaluating system interfaces with third-party systems, such as those with key suppliers, distributors and financial institutions, for Year 2000 functionality. If the systems of other companies with which the Company does business do not address any Year 2000 issues on a timely basis, the Company may experience a variety of problems which may have a material adverse effect on the Company. These problems may include, but are not limited to, loss of electronic data interchange capability with the Company's customers and vendors, and failure of the Company's vendors to deliver and bill for materials and products ordered by the Company. As a result, the Company may experience inventory shortages or surpluses. Should these problems arise, the Company expects to utilize voice, facsimile and/or mail communication to place orders with vendors, receive customer orders and process customer billings. In addition, the Company could utilize alternate sources of supply should its vendors not resolve their Year 2000 issues on a timely basis.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on November 2, 1998, at the Robert Mondavi Winery, Oakville, California. Two matters were submitted to a vote of shareholders: election of directors and ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 1999.

         Philip Greer, Frank Farella and James Barksdale were nominated as Class A directors. 7,029,967 Class A shares were voted for Mr. Greer and 153,310 shares were withheld. 7,027,987 Class A shares were voted for Mr. Farella and 155,290 shares were withheld. 7,021,391 Class A shares were voted for Mr. Barksdale and 161,886 shares were withheld. Accordingly, Mssrs. Greer, Farella and Barksdale were re-elected as Class A directors.

         Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy
J. Mondavi and Bartlett R. Rhoades were nominated as Class B directors. 7,306,012 Class B shares were voted for Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy J. Mondavi and Bartlett R. Rhoades. Accordingly, each of the Class B nominees was re-elected to the Board. There is one vacancy on the Board, entitled to be filled by the Class B shareholders or the incumbent Class B directors.

         7,161,438 Class A shares were voted in favor of the ratification of PricewaterhouseCoopers LLP, 16,400 Class A shares were voted against and 5,439 Class A shares abstained. 73,060,120 Class B votes were cast in favor of the ratification of PricewaterhouseCoopers LLP. Accordingly, the selection of PricewaterhouseCoopers LLP as independent auditors was ratified.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               1)     Exhibits:
               Exhibit 27    Financial Data Schedule

               2) Form 8-K:
               No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE ROBERT MONDAVI CORPORATION

Dated:  February 12, 1999               By /s/  STEPHEN A. MCCARTHY
                                           -------------------------------------
                                           Stephen A. McCarthy,
                                           Chief Financial Officer



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