Form 10-Q
period 1999-03-31
MONDAVI ROBERT CORP
filed 1999-05-14
CIK 902276

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ------------------

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


As of April 30, 1999, there were issued and outstanding 8,136,862 shares of the issuer's Class A Common Stock and 7,306,012 shares of the issuer's Class B Common Stock.


================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                       MARCH 31,        JUNE 30,
                                                       ---------        --------
                                                         1999             1998
                                                       ---------        --------
                                                       UNAUDITED
Current assets:
  Cash and cash equivalents                             $     --        $  2,683
  Accounts receivable--trade, net                         70,011          68,656
  Inventories                                            287,393         256,770
  Prepaid expenses and other current assets                6,341           8,239
                                                        --------        --------
        Total current assets                             363,745         336,348

Property, plant and equipment, net                       238,719         215,301
Investments in joint ventures                             21,679          18,666
Other assets                                               5,768           5,512
                                                        --------        --------
        Total assets                                    $629,911        $575,827
                                                        ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Book overdraft                                        $ 10,042        $     --
  Accounts payable--trade                                 12,992          18,888
  Employee compensation and related costs                  8,873           9,881
  Other accrued expenses                                   1,315           7,800
  Current portion of long-term debt                       10,389          10,984
  Deferred taxes                                           9,592          10,200
  Deferred revenue                                         1,742           2,618
                                                        --------        --------
        Total current liabilities                         54,945          60,371

Long-term debt, less current portion                     256,557         222,557
Deferred income taxes                                     15,888          14,245
Deferred executive compensation                            7,350           6,713
Other liabilities                                            259             339
                                                        --------        --------
        Total liabilities                                334,999         304,225
                                                        --------        --------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and
      outstanding--no shares                                  --              --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--8,132,662 and
      8,058,869 shares                                    80,153          79,040
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--7,306,012 shares              11,732          11,732
Paid-in capital                                            5,144           4,776
Retained earnings                                        198,693         176,737
Accumulated other comprehensive income:
    Cumulative translation adjustment                       (810)           (683)
                                                        --------        --------
                                                         294,912         271,602
                                                        --------        --------
        Total liabilities and shareholders' equity      $629,911        $575,827
                                                        ========        ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   ----------------------------------------
                                                        MARCH  31,            MARCH 31,
                                                   ------------------   -------------------
                                                     1999       1998      1999       1998
                                                   -------    -------   --------   --------
Gross revenues                                     $93,454    $79,647   $277,970   $246,050
Less excise taxes                                    4,293      3,638     12,577     11,489
                                                   -------    -------   --------   --------
Net revenues                                        89,161     76,009    265,393    234,561
Cost of goods sold                                  48,345     40,829    149,352    124,100
                                                   -------    -------   --------   --------
Gross profit                                        40,816     35,180    116,041    110,461
Selling, general and administrative
  expenses                                          24,328     21,469     73,498     62,687
                                                   -------    -------   --------   --------
Operating income                                    16,488     13,711     42,543     47,774
Other income (expense):
  Interest                                          (3,877)    (3,493)   (10,766)    (8,886)
  Equity in net income of joint ventures              (245)      (327)     4,581      2,871
  Other                                               (165)        28       (658)      (710)
                                                   -------    -------   --------   --------
Income before income taxes                          12,201      9,919     35,700     41,049
Provision for income taxes                           4,696      3,868     13,744     16,008
                                                   -------    -------   --------   --------
Net income                                         $ 7,505    $ 6,051   $ 21,956   $ 25,041
                                                   =======    =======   ========   ========

Earnings per share-Basic                           $   .49    $   .40   $   1.43   $   1.64
                                                   =======    =======   ========   ========

Earnings per share-Diluted                         $   .47    $   .38   $   1.39   $   1.58
                                                   =======    =======   ========   ========
Weighted average number of shares outstanding--
   Basic                                            15,437     15,292     15,404   $ 15,243
                                                   =======    =======   ========   ========
Weighted average number of shares outstanding--
   Diluted                                          15,954     15,839     15,840     15,856
                                                   =======    =======   ========   ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                        ------------------------
                                                                MARCH 31,
                                                        ------------------------
                                                          1999           1998
                                                        --------        --------
Cash flows from operating activities:
  Net income                                            $ 21,956        $ 25,041
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Deferred income taxes                                  1,035           1,596
    Depreciation and amortization                         11,242          10,166
    Equity in net income of joint ventures                (4,581)         (2,871)
    Other                                                    775              22
    Changes in assets and liabilities:
      Accounts receivable--trade                          (1,355)          2,861
      Inventories                                        (31,456)        (68,831)
      Other assets                                         1,898             312
      Accounts payable--trade and accrued
        expenses                                         (13,021)         (1,859)
      Deferred revenue                                      (876)            791
      Deferred executive compensation                        637             342
      Other liabilities                                      (80)           (644)
                                                        --------        --------
  Net cash used in operating activities                  (13,826)        (33,074)
                                                        --------        --------
Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment                                            (35,233)        (36,889)
  Proceeds from sale of assets                                --           7,396
  Distributions from joint ventures                        2,251           1,362
  Contributions to joint ventures                            (27)           (209)
                                                        --------        --------
  Net cash used in investing activities                  (33,009)        (28,340)
                                                        --------        --------
Cash flows from financing activities:
  Book overdraft                                          10,042           8,180
  Net additions under notes payable to banks                  --          (8,750)
  Proceeds from issuance of long-term debt                42,850          61,704
  Principal repayments of long-term debt                  (9,445)             --
  Proceeds from issuance of Class A
    Common Stock                                             293             200
  Exercise of Class A Common Stock options                   820           1,361
  Other                                                     (408)         (1,431)
                                                        --------        --------
  Net cash provided by financing activities               44,152          61,264
                                                        --------        --------
  Net decrease in cash and cash equivalents               (2,683)           (150)
  Cash and cash equivalents at the beginning
    of the period                                          2,683             150
                                                        --------        --------
  Cash and cash equivalents at the end of the period    $     --        $     --
                                                        ========        ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1999, its results of operations for the three and nine month periods ended March 31, 1999 and 1998 and its cash flows for the nine month periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1998, on file at the Securities and Exchange Commission. Certain fiscal 1998 balances have been reclassified to conform with the current year presentation.

        Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. The primary reasons for the change in accounting method are: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company's wines sold, and therefore provides a better method of reporting the Company's results of operations; the FIFO method of accounting will reduce intra-year cost of sales volatility; and the FIFO method of accounting will provide improved financial comparability to other publicly-traded companies in the industry. The accounting change has been applied to prior years by retroactively restating the financial statements. The effect of this restatement increased current assets, current liabilities and retained earnings by $28.5 million, $10.2 million and $18.3 million, respectively, as of July 1, 1998. The restatement decreased net income by $0.5 million, or $0.03 per share, for the three months ended March 31, 1998, and increased net income by $2.2 million, or $0.14 per share, for the nine months ended March 31, 1998.

     Effective July 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." The adoption of FAS 130 did not have a material impact on the Company's consolidated financial statements. Comprehensive income for the three and nine months ended March 31, 1999 and 1998 were as follows (in thousands):

                                                                   UNAUDITED
                                                    ---------------------------------------
                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    ---------------------------------------
                                                         MARCH 31,             MARCH 31,
                                                    ------------------    -----------------
                                                     1999        1998      1999       1998
                                                    ------      ------   -------     -------
Net income                                          $7,505      $6,051   $21,956     $25,041
Foreign currency translation adjustment,
  net of tax                                          (218)       (169)     (127)       (583)
                                                    ------      ------   -------     -------
Comprehensive income                                $7,287      $5,882   $21,829     $24,458
                                                    ======      ======   =======     =======

NOTE 2--INVENTORIES:

     Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested.

     Inventories consist of the following (in thousands):

                                                        MARCH 31,       JUNE 30,
                                                        ---------       --------
                                                          1999            1998
                                                        ---------       --------
                                                        UNAUDITED
                                                        ---------
Wine in production                                      $207,769        $170,708
Bottled wine                                              71,076          70,572
Crop costs and supplies                                    8,548          15,490
                                                        --------        --------
                                                        $287,393        $256,770
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

     During the second quarter of fiscal 1999, the Company also completed a strategic review of its product portfolio and decided to focus more of its resources on the Company's core brands: Robert Mondavi Winery, Robert Mondavi Coastal and Woodbridge by Robert Mondavi. As a result, the Company lowered its sales growth expectations for its Vichon Mediterranean brand. Based on revised sales forecasts, the Company determined it had approximately 475,000 gallons of excess imported wine inventory. Accordingly, the Company wrote-down the excess inventory to its fair market value based on current market prices and recent sales of similar bulk wine inventory. The resulting $4.0 million write-down was included in cost of goods sold for the period ended December 31, 1998. The Company expects to dispose of this excess inventory by the end of the next fiscal year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


THIRD QUARTER OF FISCAL 1999 COMPARED TO THIRD QUARTER OF FISCAL 1998


NET REVENUES Net revenues increased by 17.3%, reflecting a 15.4% increase in sales volume and a 1.9% increase in net revenues per case.

COST OF GOODS SOLD Cost of goods sold increased by 18.4%, reflecting the increase in sales volume and a shift in sales mix to wines with a higher average cost per case.

Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change has been applied to prior periods by retroactively restating the financial statements. For a further discussion of the impact of this accounting change, see Note 1 of Notes to Consolidated Financial Statements.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage was 45.8% compared to 46.3% a year ago.

OPERATING EXPENSES Operating expenses increased by 13.3% due mainly to an increase in sales and marketing expenses associated with increased sales volume. The ratio of operating expenses to net revenues decreased to 27.3% from 28.2% a year ago, reflecting economies of scale in personnel and overhead costs achieved as a result of increased net revenues.

INTEREST Interest expense increased by 11.0% due mainly to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized.

PROVISION FOR INCOME TAXES The Company's effective tax rate was 38.5% compared to 39.0% a year ago. The lower effective rate is primarily the result of an increase in the benefit derived from manufacturing tax credits.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income totaled $7.5 million, or $0.47 per diluted share, compared to $6.1 million, or $0.38 per diluted share, a year ago.

FIRST NINE MONTHS OF FISCAL 1999 COMPARED TO FIRST NINE MONTHS OF FISCAL 1998


REORGANIZATION AND OTHER ONE-TIME CHARGES During the second quarter of fiscal 1999, the Company implemented a series of operational and organizational changes aimed at improving its competitiveness and resources for investing in vineyards and wineries and providing stronger marketing support for its wines. As a result of these changes, the Company recorded one-time charges totaling $6.0 million, or $0.23 per diluted share, during the second quarter. Of this total, $4.5 million, or $0.17 per diluted share, related to asset impairment charges and $1.5 million, or $0.06 per diluted share, related to employee separation expenses. For a further discussion of these operational and organizational changes, see Note 3 of Notes to Consolidated Financial Statements.

NET REVENUES Net revenues increased by 13.1%, reflecting an 11.6% increase in sales volume and a shift in sales mix to Robert Mondavi Winery and Robert Mondavi Coastal wines, which have higher net revenues per case.

COST OF GOODS SOLD Cost of goods sold increased by 20.3%, reflecting the increase in sales volume, a shift in sales mix to wines with a higher average cost per case and the $4.5 million in asset impairment charges discussed above. Excluding these one-time charges, cost of goods sold increased by 16.7%.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage was 43.7% compared to 47.1% a year ago. Excluding the one-time asset impairment charges, the gross profit percentage was 45.4%.

OPERATING EXPENSES Operating expenses increased by 17.2% due mainly to an increase in sales and marketing expenses associated with increased sales volume. The ratio of operating expenses to net revenues increased to 27.7% from 26.7% a year ago, reflecting the $1.5 million in employee separation expenses discussed above combined with increased promotional spending per case, primarily in advertising. Excluding the one-time employee separation charges, operating expenses increased by 14.9% and the ratio of operating expenses to net revenues was 27.1%.

INTEREST Interest expense increased by 21.2% due mainly to an increase in the Company's average borrowings that was partially offset by an increase in interest capitalized. The incremental borrowings were primarily used for vineyard development, Woodbridge facility expansion and working capital requirements.

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

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income totaled $22.0 million, or $1.39 per diluted share, compared to $25.0 million, or $1.58 per diluted share, a year ago. Excluding the reorganization and other one-time charges discussed above, net income was $25.6 million, or $1.62 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital as of March 31, 1999 was $308.8 million compared to $276.0 million at June 30, 1998. The $32.8 million increase in working capital was primarily attributable to a $31.5 million increase in inventories. The Company had a book overdraft of $10.0 million at March 31, 1999, compared to a cash balance of $2.7 million at June 30, 1998.

     Cash and cash equivalents decreased by $2.7 million during the first nine months of fiscal 1999 as cash used in investing and operating activities exceeded cash provided by financing activities. Cash used in operations totaled $13.8 million, reflecting an increase in inventories required to support expected future sales growth that was partially offset by net income, as well as the non-cash impact on pre-tax income of depreciation and amortization. Cash used in investing activities totaled $33.0 million, which reflects vineyard development costs, purchases of barrels and production equipment for the 1998 harvest and Woodbridge facility expansion. Cash provided by financing activities of $44.2 million reflects a net increase in long-term credit line borrowings.

     The change to the FIFO method of accounting discussed above will result in incremental taxes of approximately $17.2 million to be paid over four years beginning in fiscal 1999. Payment of these incremental taxes will not change the Company's effective tax rate.

     The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $71.5 million and $80.0 million, respectively, at March 31, 1999. The short-term credit lines expire on December 24, 1999. The long-term credit lines expire on December 31, 2001.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (1)  Exhibits:

          Exhibit 27    Financial Data Schedule

          (2)  Form 8-K:

          No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE ROBERT MONDAVI CORPORATION

Dated:  May 14, 1999                     By /s/ STEPHEN A. MCCARTHY
                                            ------------------------------------
                                            Stephen A. McCarthy,
                                            Chief Financial Officer


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