Form 10-K405
period 1999-06-30
MONDAVI ROBERT CORP
filed 1999-09-27
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

        For the Fiscal Year Ended               Commission File Number:
              June 30, 1999                            33-61516

                         THE ROBERT MONDAVI CORPORATION

       Incorporated under the laws          I.R.S. Employer Identification:
       of the State of California                     94-2765451

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

                                      [X]

As of September 15, 1999 there were issued and outstanding (i) 8,172,414 shares of the Registrant's Class A Common Stock and (ii) 7,306,012 shares of the Registrant's Class B Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates was $293,185,352 as of September 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the fiscal year ended June 30, 1999 are incorporated by reference into Part II of this report. Portions of the registrant's definitive proxy statement dated September 28, 1999 are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        The Company is a leading producer of premium table wines. The Company produces and markets fine wines worldwide under the following labels: Robert Mondavi Winery, Robert Mondavi Coastal, Woodbridge, Byron Vineyard & Winery, Io, Vichon Mediterranean and La Famiglia di Robert Mondavi. The Company also produces Opus One, in partnership with the Baroness Philippine de Rothschild of Bordeaux, France; Caliterra and Sena, in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile; and Luce, Lucente and Danzante, in partnership with the Marchesi de' Frescobaldi of Tuscany, Italy.

        The Company's products are available through all principal retail channels for premium table wine, including fine restaurants, hotels, specialty shops, supermarkets and club stores in all fifty states and 90 countries throughout the world. Sales of the Company's products outside the United States accounted for approximately 9% of net revenues in fiscal 1999.

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

INDUSTRY BACKGROUND

        "Table" wines are those with 7%-14% alcohol by volume and which are traditionally consumed with food. Other wine products, such as sparkling wines, wine coolers, pop wines and fortified wines, are not sold in commercial quantities by the Company. To have a vintage date, a table wine must be made at least 95% from grapes harvested, crushed and fermented in the calendar year shown on the label and must use an appellation of origin (e.g., Napa Valley). Table wines that retail at less than $3.00 per 750 ml. bottle are generally considered to be generic or "jug" wines, while those that retail at $3.00 or more per 750 ml. bottle are considered premium wines. The Company produces and sells only premium table wines. The premium category is generally divided by the trade into four segments: popular premium wines that retail at $3.00 to $7.00 per bottle; super premium wines that retail at $7.01 to $14.00 per bottle; ultra premium wines that retail at $14.01 to 25.00 per bottle; and luxury premium wines that retail at over $25.00 per bottle. The Company sells wines in each price segment of the premium table wine market.

PRODUCT LINES

        The Company's business began in 1966 at the Robert Mondavi Winery in Oakville, California, where the Company produces its flagship products, the Robert Mondavi Winery reserve, district and varietal wines. The principal varietals include Cabernet Sauvignon, Merlot, Pinot Noir, Chardonnay and Fume' Blanc.

        The Robert Mondavi Coastal line of wines was introduced in 1994 to take advantage of growth opportunities in the super premium segment. The Coastal wines reflect a unique wine style with fruit-intense flavors that are characteristic of grapes grown in the cooler climates near the California Coast. The principal varietals include Cabernet Sauvignon, Merlot, Pinot Noir, Zinfandel, Chardonnay and Sauvignon Blanc.

        The Woodbridge Winery, located in the Northern San Joaquin Valley in Acampo, California, produces popular premium wines for sale under the "Woodbridge" label. Although competitively priced, Woodbridge wines are made in the Robert Mondavi tradition of quality, including oak barrel aging of its Cabernet Sauvignon, Merlot, Zinfandel, Chardonnay and Sauvignon Blanc wines. All of the Woodbridge wines are vintage-dated and sold under varietal names.

        Byron Vineyard and Winery, located in the Santa Maria Valley in Santa Barbara County, primarily produces Pinot Noir and Chardonnay utilizing the traditional Burgundian style of winemaking. Byron is expanding its portfolio of luxury premium wines with its upcoming release of a Chardonnay and Pinot Noir from the Company's Sierra Madre estate vineyard that was purchased in 1996.

        Io, introduced in 1999, is a unique, limited production blend of Syrah, Mourvedre and Grenache that represents the Company's first release of Rhone-style wines. These unique luxury premium wines will be sold exclusively to the Company's top accounts, with a focus on fine wine shops.

        Vichon Mediterranean sources its wines from the Languedoc region of France. The principal varietals include Cabernet Sauvignon, Merlot, Chardonnay and Sauvignon Blanc.

        La Famiglia di Robert Mondavi, located in Oakville, California, offers limited quantities of Italian-style, California-grown varietal wines. The principal varietals include Barbera, Sangiovese and Pinot Grigio.

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

        The Company, through a joint venture with its Italian partner, the Marchesi de' Frescobaldi, produces and markets luxury premium, ultra premium and super premium wines from Italy, under the Luce, Lucente and Danzante labels. The Company also acts as the exclusive United States importer of Luce, Lucente and Danzante wines.

        The Company, through a joint venture with its partner, the Chadwick family of Chile, produces and markets luxury premium, ultra premium and super premium wines from Chile under the Sena and Caliterra labels. The Company also acts as the exclusive United States importer of Sena and Caliterra wines, as well as the Chadwick family's Errazuriz brand.

MARKETING AND DISTRIBUTION

        The Company sells its products through a wide variety of "on-sale" retail establishments (meaning the wine is consumed on the premises) and "off-sale" retail establishments (meaning the wine is purchased for consumption off the premises). On-sale retailers include restaurants and hotels and off-sale retailers include wine shops, grocery stores, supermarkets and club stores.

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

        The Company's wines are distributed in California, Florida, Pennsylvania, Hawaii and Nevada by Southern Wine and Spirits, a large national beverage distributor. Sales to Southern Wine and Spirits nationwide represented approximately 29%, 30% and 29% of the Company's gross revenues for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Sales to the Company's 15 largest distributors represented 67% of the Company's gross revenues in fiscal 1999. The Company's distributors also offer table wines of other companies that directly compete with the Company's products.

        Sales of the Company's wines in California accounted for 23%, 23% and 22% of the Company's gross revenues for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Other major domestic markets include Florida, New York, Texas, New Jersey, Massachusetts and Pennsylvania where annual sales represented collectively 29%, 30% and 30% of the Company's gross revenues for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

GRAPE SUPPLY

        In fiscal 1999, approximately 10% of the Company's total grape supply came from Company-owned or leased vineyards, including approximately 41% of the grape supply for wines produced at the Robert Mondavi Winery in Oakville. The Company owns and leases vineyards throughout California as described in the table below.

                                              APPROXIMATE 1999
                                            PLANTABLE ACREAGE(1)
                                       --------------------------------
LOCATION                               PLANTED      FALLOW        TOTAL
---------                              -------      ------        -----
NAPA VALLEY                               758          153          911
CARNEROS                                  455           --          455
MENDOCINO                                 418            9          427
MONTEREY                                1,129           31        1,160
SAN JOAQUIN                                91           --           91
SAN LUIS OBISPO                           434           --          434
SANTA BARBARA                           1,270          249        1,519
                                        -----          ---        -----
    Total                               4,555          442        4,997
                                        =====          ===        =====

----------

(1) Includes 1,467 acres held pursuant to long-term leases. Excludes vineyards owned by the Company's joint ventures.

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

EMPLOYEES

        The Company employs approximately 750 regular, full-time employees. The Company also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of the Company's employees is represented by a labor union and the Company believes that its relationship with its employees is good.

TRADEMARKS

        The Company has federal trademark registrations for wine of the marks "ROBERT MONDAVI," "WOODBRIDGE," "LA FAMIGLIA DI ROBERT MONDAVI" and the "Arch and Tower" motif used on the Robert Mondavi Winery label. Through its wholly-owned subsidiaries, the Company has also federally registered the trademarks "VICHON and design" and "BYRON" for wine. The Company also has foreign registrations of the trademarks "MONDAVI," "ROBERT MONDAVI," and "WOODBRIDGE" for goods covering wine in those countries it considers to be the major winemaking countries of the world. The Opus One joint venture has federal trademark registrations for wine of the mark "OPUS ONE" and the "Silhouette Logo" used on the Opus One label. Opus One also has foreign registrations of the trademarks "OPUS" and/or "OPUS ONE" for goods covering wine in those countries it considers to be the major winemaking countries of the world. The Chilean and Italian joint ventures have registered their respective marks in the United States and certain other jurisdictions. Each of the United States trademark registrations is renewable indefinitely so long as the Company is making a bona fide usage of the trademark.

ITEM 2. PROPERTIES

        The Company operates five wineries, including Opus One, which is co-managed with the owners of Chateau Mouton-Rothschild. The current available annual production capacity is up to 500,000 cases at the Robert Mondavi Winery in Oakville, 7.6 million cases at Woodbridge, 70,000 cases at La Famiglia di Robert Mondavi, 100,000 cases at Byron and 35,000 cases at Opus One. The Woodbridge winery serves as a central warehouse and distribution point for all of the Company's wines. For information regarding the Company's vineyards, see "Grape Supply" under Item 1 above.

        The Company also leases approximately 490,000 square feet of administrative and warehouse space under various leases expiring between September 2000 and July 2024. The Company believes that its current facilities, leased and owned, are adequate for their current needs.

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the Company's fourth quarter ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

        The information required by this item is incorporated by reference from page 44, "Common Stock Information," of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The information required by this item is incorporated by reference from page 22, "Selected Consolidated Financial and Operating Data," of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated by reference from pages 23-27, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated by reference from pages 33-34, "Fair Value of Financial Instruments" and "Derivative Financial Instruments," of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated by reference from pages 28-43, "Consolidated Financial Statements," of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference from pages 2-4 of the registrant's definitive proxy statement dated September 28, 1999, as filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from pages 7-11 of the registrant's definitive proxy statement dated September 28, 1999, as filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from pages 5-6 of the registrant's definitive proxy statement dated September 28, 1999, as filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from page 12 of the registrant's definitive proxy statement dated September 28, 1999, as filed with the Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

                                                                               PAGE IN
                                                                               ANNUAL
          1)  FINANCIAL STATEMENTS:                                            REPORT*
              ---------------------                                            -------
              Report of Independent Accountants                                    43

              Consolidated Balance Sheets as of June 30, 1999 and 1998             28

              Consolidated Statements of Income for the years ended
                June 30, 1999, 1998 and 1997                                       29

              Consolidated Statements of Changes in Shareholders' Equity
                for the years ended June 30, 1999, 1998 and 1997                   30

              Consolidated Statements of Cash Flows for the years
                ended June 30, 1999, 1998 and 1997                                 31

              Notes to Consolidated Financial Statements                         32-42

----------

* Incorporated by reference to the indicated pages of the registrant's annual report to security holders for the fiscal year ended June 30, 1999, furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(b).

          2)  FINANCIAL STATEMENT SCHEDULES:                                                                       PAGE
          ----------------------------------                                                                       ----
              Schedule II  Valuation and Qualifying Accounts                                                         11

          3)  EXHIBITS:
          -------------

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

          (3) Exhibit 10.34  Note Agreement dated December 1, 1994.

          (4) Exhibit 10.36  Amended and Restated 1993 Non-Employee Directors' Stock Option Plan.

          (4) Exhibit 10.37  Note Agreement dated July 8, 1996.

          (5) Exhibit 10.38  Amended and Restated 1993 Equity Incentive Plan.

              Exhibit 13     Those portions of the Registrant's Annual Report to Security Holders for the Fiscal
                             Year Ended June 30, 1999 that are incorporated by reference into this Annual
                             Report on Form 10-K.

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

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                           ROBERT MONDAVI CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)


                                                                   ADDITIONS
                                                             ----------------------
                                               BALANCE AT    CHARGED TO    CHARGED                    BALANCE
                                               BEGINNING     COSTS AND     TO OTHER                   AT END
                                                OF YEAR       EXPENSES     ACCOUNTS    DEDUCTIONS     OF YEAR
                                               ----------    ----------    --------    ----------     -------
YEAR ENDED JUNE 30, 1997:
Allowance for uncollectible accounts               500             45           --           45(1)       500
Inventory reserves for write down
  to net realizable value                        1,098            402           --          338        1,162

YEAR ENDED JUNE 30, 1998:
Allowance for uncollectible accounts               500              9           --            9(1)       500
Inventory reserves for write down
  to net realizable value                        1,162          1,662           --          705        2,119

YEAR ENDED JUNE 30, 1999:
Allowance for uncollectible accounts               500              5           --            5(1)       500
Inventory reserves for write down
  to net realizable value                        2,119          5,220           --        4,318        3,021

Notes:

(1)  Balances written off as uncollectible.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ROBERT MONDAVI CORPORATION

                                          By  /s/ STEPHEN A. McCARTHY
                                              ----------------------------------
                                              Stephen A. McCarthy,
                                              Senior Vice President and
                                              Chief Financial Officer

        Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                           DATE
---------                                       -----                           ----
/s/ ROBERT G. MONDAVI                 Chairman of the Board              September 27, 1999
------------------------------
Robert G. Mondavi

/s/ R. MICHAEL MONDAVI                President and Director             September 27, 1999
------------------------------        (Principal Executive Officer)
R. Michael Mondavi

/s/ TIMOTHY J. MONDAVI                Managing Director, Winegrower      September 27, 1999
------------------------------        and Director
Timothy J. Mondavi

/s/ GREGORY M. EVANS                  Chief Operating Officer            September 27, 1999
------------------------------
Gregory M. Evans

/s/ STEPHEN A. McCARTHY               Chief Financial Officer            September 27, 1999
------------------------------        (Principal Financial and
Stephen A. McCarthy                   Accounting Officer)

/s/ JAMES L. BARKSDALE                Director                           September 27, 1999
------------------------------
James L. Barksdale

/s/ MARCIA MONDAVI BORGER             Director                           September 27, 1999
------------------------------
Marcia Mondavi Borger

/s/ FRANK E. FARELLA                  Director                           September 27, 1999
------------------------------
Frank E. Farella

/s/ PHILIP GREER                      Director                           September 27, 1999
------------------------------
Philip Greer

/s/ BARTLETT R. RHOADES               Director                           September 27, 1999
------------------------------
Bartlett R. Rhoades

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of The Robert Mondavi Corporation

Our audits of the consolidated financial statements referred to in our report dated July 27, 1999, appearing in the 1999 Annual Report to Shareholders of The Robert Mondavi Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP
-----------------------------------
PricewaterhouseCoopers LLP
San Francisco, California
July 27, 1999

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                                            DESCRIPTION
-----------------                                      ------------
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

(3) Exhibit 10.34  Note Agreement dated December 1, 1994.

(4) Exhibit 10.36  Amended and Restated 1993 Non-Employee Directors' Stock Option Plan.

(4) Exhibit 10.37  Note Agreement dated July 8, 1996.

(5) Exhibit 10.38  Amended and Restated 1993 Equity Incentive Plan.

    Exhibit 13     Those portions of the Registrant's Annual Report to Security Holders for the Fiscal
                   Year Ended June 30, 1999 that are incorporated by reference into this Annual
                   Report on Form 10-K.

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