Form 10-Q
period 1999-09-30
MONDAVI ROBERT CORP
filed 1999-11-12
CIK 902276

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended   September 30, 1999
                                     ----------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _________________

      Commission File Number:   33-61516
                              ------------


                         THE ROBERT MONDAVI CORPORATION


  Incorporated under the laws                I.R.S. Employer Identification:
  of the State of California                           94-2765451


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

                                Yes  [X]      No  [ ]


As of October 31, 1999 there were issued and outstanding 8,172,414 shares of the issuer's Class A Common Stock and 7,306,012 shares of the issuer's Class B Common Stock.


================================================================================

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                                             SEPTEMBER 30,       JUNE 30,
                                                                 1999              1999
                                                             -------------      ---------
                                                              UNAUDITED
Current assets:
  Cash and cash equivalents                                     $      --       $   4,544
  Accounts receivable--trade, net                                  62,993          82,037
  Inventories                                                     295,270         262,377
  Prepaid expenses and other current assets                         6,318           4,893
                                                                ---------       ---------
        Total current assets                                      364,581         353,851

Property, plant and equipment, net                                268,845         249,572
Investments in joint ventures                                      21,552          20,124
Other assets                                                        5,684           5,718
                                                                ---------       ---------
        Total assets                                            $ 660,662       $ 629,265
                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Book overdraft                                                $   9,102              --
  Accounts payable--trade                                          46,617          19,416
  Employee compensation and related costs                           9,695          11,605
  Other accrued expenses                                           12,223          10,986
  Current portion of long-term debt                                10,111          10,252
  Deferred income taxes                                             1,929           3,827
                                                                ---------       ---------
        Total current liabilities                                  89,677          56,086

Long-term debt, less current portion                              230,645         243,758
Deferred income taxes                                              18,311          17,355
Deferred executive compensation                                     7,944           7,425
Other liabilities                                                     209             235
                                                                ---------       ---------
        Total liabilities                                         346,786         324,859
                                                                ---------       ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares
    Issued and outstanding--no shares                                  --              --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares
    Issued and outstanding--8,172,414 and 8,152,664 shares         80,704          80,483
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares
    Issued and outstanding--7,306,012 shares                       11,732          11,732
  Paid-in Capital                                                   5,382           5,266
  Retained earnings                                               216,783         207,520
  Accumulated other comprehensive income:
    Cumulative translation adjustment                                (725)           (595)
                                                                ---------       ---------
                                                                  313,876         304,406
                                                                ---------       ---------
        Total liabilities and shareholders' equity              $ 660,662       $ 629,265
                                                                =========       =========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            -----------------------
                                                              1999           1998
                                                            --------       --------
Gross revenues                                              $ 84,576       $ 74,781
Less excise taxes                                              3,680          3,420
                                                            --------       --------
Net revenues                                                  80,896         71,361
Cost of goods sold                                            42,476         38,888
                                                            --------       --------
Gross profit                                                  38,420         32,473
Selling, general and administrative expenses                  23,013         20,027
                                                            --------       --------
Operating income                                              15,407         12,446
Other income (expense):
  Interest                                                    (3,187)        (3,305)
  Equity in net income of joint ventures                       2,873          3,935
  Other                                                          (32)           (75)
                                                            --------       --------
Income before income taxes                                    15,061         13,001
Provision for income taxes                                     5,798          5,005
                                                            --------       --------
Net income                                                  $  9,263       $  7,996
                                                            ========       ========

Earnings per share--Basic                                   $    .60       $    .52
                                                            ========       ========
Earnings per share--Diluted                                 $    .58       $    .51
                                                            ========       ========

Weighted average number of shares outstanding--Basic          15,469         15,361
                                                            ========       ========
Weighted average number of shares outstanding--Diluted        15,978         15,709
                                                            ========       ========



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)



                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
Cash flows from operating activities:
  Net income                                                    $  9,263       $  7,996
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income taxes                                           (859)           377
    Depreciation and amortization                                  4,437          3,586
    Equity in net income of joint ventures                        (2,873)        (3,935)
    Other                                                             (5)            --
   Changes in assets and liabilities:
      Accounts receivable--trade                                  19,044         11,741
      Inventories                                                (32,902)       (10,146)
      Other assets                                                (1,459)         1,795
      Accounts payable--trade and accrued expenses                26,644          9,184
      Deferred executive compensation                                519            200
      Other liabilities                                              (26)            (7)
                                                                --------       --------
  Net cash provided by operating activities                       21,783         20,791
                                                                --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                  (23,637)       (14,673)
  Distributions from joint ventures                                1,250             --
  Contributions to joint ventures                                     (9)            (9)
                                                                --------       --------
  Net cash used in investing activities                          (22,396)       (14,682)
                                                                --------       --------

Cash flows from financing activities:
  Book overdraft                                                   9,102          3,846
  Net repayments under credit lines                               (9,500)        (9,250)
  Principal repayments of long-term debt                          (3,754)        (3,943)
  Exercise of Class A Common Stock options                           221            555
                                                                --------       --------
  Net cash used in financing activities                           (3,931)        (8,792)
                                                                --------       --------

  Net decrease in cash and cash equivalents                       (4,544)        (2,683)
  Cash and cash equivalents at the beginning of the period         4,544          2,683
                                                                --------       --------
  Cash and cash equivalents at the end of the period            $     --       $     --
                                                                ========       ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--BASIS OF PRESENTATION:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1999 and its results of operations and its cash flows for the three month periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1999, on file at the Securities and Exchange Commission. Certain fiscal 1999 balances have been reclassified to conform with the current year presentation.

NOTE 2--INVENTORIES:

        Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested.

        Inventories consist of the following (in thousands):

                                                 SEPTEMBER 30,       JUNE 30,
                                                 -------------       --------
                                                      1999             1999
                                                   ---------         --------
                                                   UNAUDITED
Wine in production                                  $192,582         $183,825
Bottled wine                                          88,342           66,682
Crop costs and supplies                               14,346           11,870
                                                    --------         --------
                                                    $295,270         $262,377
                                                    ========         ========

NOTE 3--COMPREHENSIVE INCOME:

        Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 1999 and 1998 was as follows (in thousands):

                                                            1999          1998
                                                          UNAUDITED     UNAUDITED
                                                          ---------     ---------
Net income                                                 $ 9,263       $ 7,996
Foreign currency translation adjustment, net of tax           (130)           79
                                                           -------       -------
Comprehensive income                                       $ 9,133       $ 8,075
                                                           =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2000 COMPARED TO FIRST QUARTER OF FISCAL 1999

NET REVENUES Net revenues increased by 13.4%, reflecting an 8.6% increase in sales volume and a shift in sales mix to wines with higher net revenues per case.

COST OF GOODS SOLD Cost of goods sold increased by 9.2%, reflecting the increase in sales volume and a shift in sales mix to wines with higher average costs per case.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage increased to 47.5% compared to 45.5% a year ago.

OPERATING EXPENSES Operating expenses increased by 14.9% due primarily to the increase in sales volume and increased promotional spending per case that were partially offset by a decrease in general and administrative expenses. The ratio of operating expenses to net revenues was 28.4%, compared to 28.1% a year ago.

INTEREST Interest expense decreased by 3.6% due mainly to an increase in the Company's average borrowings that was offset by an increase in capitalized interest and a decrease in the Company's average interest rate. The increase in capitalized interest was due to increased vineyard development and winery expansion and renovation projects.

EQUITY IN NET INCOME OF JOINT VENTURES Equity in net income of joint ventures decreased by 3.6% due mainly to the timing of the Opus One fall release. As a result, equity in net income of joint ventures is expected to be higher during the second quarter of fiscal 2000 compared to the same period last year.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income totaled $9.3 million, or $.58 per diluted share, compared to $8.0 million, or $.51 per diluted share, a year ago.


LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased by $4.5 million during the quarter as cash used in investing and financing activities exceeded cash provided by operations. Cash provided by operations totaled $21.8 million, reflecting net income, as well as the non-cash impact on pre-tax income of depreciation and amortization and seasonal changes in accounts receivable and accounts payable. Cash of $22.4 million was used in investing activities for vineyard development, purchases of barrels and production equipment for the 1999 harvest and renovation of the Robert Mondavi Winery. Cash used in financing activities of $3.9 million primarily reflects repayments of term debt.

        The Company's short-term credit lines expire on December 24, 1999. The Company expects to renew the short-term credit lines for at least their current availability of $71.5 million.

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

               The Company has assessed its internal computer systems and software and has completed the necessary modifications or replacements so that its operating systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has also evaluated and updated its non-IT systems with respect to the Year 2000 issue. The Company's non-IT systems include phones, voicemail, electricity, heating and air conditioning and security systems. The cost to the Company of evaluating and modifying its own systems was not material, nor does the Company believe that, with these modifications, the Year 2000 issue will pose significant operational problems for its computer and non-IT systems. However, as testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to the Year 2000. To the extent the Company is not able to address any of its Year 2000 issues, the Company believes that it could revert to manual processes previously employed or outsource work with minimal incremental cost.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               1)      Exhibits:

               Exhibit 27    Financial Data Schedule

               2)      Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 1999

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE ROBERT MONDAVI CORPORATION

Dated:  November 12, 1999               By   /s/  STEPHEN A. MCCARTHY
                                           ------------------------------------
                                             Stephen A. McCarthy,
                                             Chief Financial Officer



                           FORWARD-LOOKING STATEMENTS

        The above Form 10-Q and other information provided from time to time by the Company contains historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, the premium wine grape market and the Company's anticipated future investment in vineyards and other capital projects and possible costs and operational risks associated with the Year 2000 issue. Actual results may differ materially from the Company's present expectations. Among other things, reduced consumer spending or a change in consumer preferences could reduce demand for the Company's wines. Similarly, competition from numerous domestic and foreign vintners could affect the Company's ability to sustain volume and revenue growth. The price of grapes, the Company's single largest product cost, is beyond the Company's control and higher grape costs may put more pressure on the Company's gross profit margin than is currently forecast. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, on file with the Securities and Exchange Commission. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         ------------
    27              Financial Data Schedule