Form 10-Q
period 1999-12-31
MONDAVI ROBERT CORP
filed 2000-02-14
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 1999
                               ------------------------------

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    ----------------------


Commission File Number: 33-61516
                        -----------------------


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

                             Yes   X        No
                                 -----         -----

As of January 31, 2000, there were issued and outstanding 8,248,849 shares of the issuer's Class A Common Stock and 7,306,012 shares of the issuer's Class B Common Stock.

================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                            DECEMBER 31,          JUNE 30,
                                                                               1999                1999
                                                                             ---------           ---------
                                                                             UNAUDITED
Current assets:
  Cash and cash equivalents                                                  $      --           $   4,544
  Accounts receivable--trade, net                                               71,303              82,037
  Inventories                                                                  335,316             262,377
  Prepaid expenses and other current assets                                     17,081               4,893
                                                                             ---------           ---------
        Total current assets                                                   423,700             353,851

Property, plant and equipment, net                                             277,107             249,572
Investments in joint ventures                                                   35,220              20,124
Other assets                                                                     5,774               5,718
                                                                             ---------           ---------
        Total assets                                                         $ 741,801           $ 629,265
                                                                             =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Book overdraft                                                             $   3,401           $      --
  Notes payable to banks                                                        60,600                  --
  Accounts payable--trade                                                       55,809              19,416
  Employee compensation and related costs                                       10,676              11,605
  Other accrued expenses                                                        10,158              10,986
  Current portion of long-term debt                                             10,038              10,252
  Deferred income taxes                                                          3,166               3,827
                                                                             ---------           ---------
        Total current liabilities                                              153,848              56,086

Long-term debt, less current portion                                           229,360             243,758
Deferred income taxes                                                           19,264              17,355
Deferred executive compensation                                                  8,265               7,425
Other liabilities                                                                  179                 235
                                                                             ---------           ---------
        Total liabilities                                                      410,916             324,859
                                                                             ---------           ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares                 --                  --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--8,242,249 and 8,151,664 shares                      82,580              80,483
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--7,306,012 shares                                    11,732              11,732
Paid-in capital                                                                  5,613               5,266
Retained earnings                                                              231,408             207,520
Accumulated other comprehensive income:
    Cumulative translation adjustment                                             (448)               (595)
                                                                             ---------           ---------
                                                                               330,885             304,406
                                                                             ---------           ---------
        Total liabilities and shareholders' equity                           $ 741,801           $ 629,265
                                                                             =========           =========

                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    ---------------------------         ---------------------------
                                                            DECEMBER 31,                        DECEMBER 31,
                                                    ---------------------------         ---------------------------
                                                       1999             1998              1999              1998
                                                    ---------         ---------         ---------         ---------
Gross revenues                                      $ 127,990         $ 109,734         $ 212,566         $ 184,516
Less excise taxes                                       5,824             4,863             9,504             8,284
                                                    ---------         ---------         ---------         ---------
Net revenues                                          122,166           104,871           203,062           176,232
Cost of goods sold                                     66,029            62,119           108,505           101,007
                                                    ---------         ---------         ---------         ---------
Gross profit                                           56,137            42,752            94,557            75,225
Selling, general and administrative expenses           33,886            29,143            56,899            49,170
                                                    ---------         ---------         ---------         ---------
Operating income                                       22,251            13,609            37,658            26,055
Other income (expense):
  Interest                                             (3,484)           (3,584)           (6,671)           (6,889)
  Equity in net income of joint ventures                2,582               891             5,455             4,826
  Other                                                 2,433              (418)            2,401              (493)
                                                    ---------         ---------         ---------         ---------
Income before income taxes                             23,782            10,498            38,843            23,499
Provision for income taxes                              9,157             4,043            14,955             9,048
                                                    ---------         ---------         ---------         ---------
Net income                                          $  14,625         $   6,455         $  23,888         $  14,451
                                                    =========         =========         =========         =========

Earnings per share-Basic                            $     .94         $     .42         $    1.54         $     .94
                                                    =========         =========         =========         =========
Earnings per share-Diluted                          $     .92         $     .41         $    1.50         $     .92
                                                    =========         =========         =========         =========

Weighted average number of shares
  outstanding -- Basic                                 15,490            15,414            15,480            15,387
                                                    =========         =========         =========         =========
Weighted average number of shares
outstanding -- Diluted                                 15,978            15,882            15,978            15,785
                                                    =========         =========         =========         =========

                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                  -------------------------
                                                                         DECEMBER 31,
                                                                  -------------------------
                                                                    1999             1998
                                                                  --------         --------
Cash flows from operating activities:
  Net income                                                      $ 23,888         $ 14,451
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                            1,126              682
    Depreciation and amortization                                    9,126            7,420
    Equity in net income of joint ventures                          (5,455)          (4,826)
    Other                                                           (2,411)             712
    Changes in assets and liabilities
      Accounts receivable--trade                                    10,734           (3,916)
      Inventories                                                  (73,022)         (48,886)
      Other assets                                                 (12,188)           1,896
      Accounts payable--trade and accrued expenses                  34,411           24,467
      Deferred executive compensation                                  840              510
      Other liabilities                                               (309)              53
                                                                  --------         --------
  Net cash used in operating activities                            (13,260)          (7,437)
                                                                  --------         --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                    (38,144)         (23,999)
  Proceeds from sale of assets                                       4,830               --
  Distributions from joint ventures                                  4,425            2,251
  Contributions to joint ventures                                  (12,586)             (18)
                                                                  --------         --------
  Net cash used in investing activities                            (41,475)         (21,766)
                                                                  --------         --------

Cash flows from financing activities:
  Book overdraft                                                     3,401            1,415
  Net additions under notes payable to banks                        60,600               --
  Proceeds from issuance of long-term debt                              --           30,850
  Principal repayments of long-term debt                           (14,612)          (6,662)
  Proceeds from issuance of Class A Common Stock                       275              293
  Exercise of Class A Common Stock options                             743              717
  Other                                                               (216)             (93)
                                                                  --------         --------
  Net cash provided by financing activities                         50,191           26,520
                                                                  --------         --------

  Net decrease in cash and cash equivalents                         (4,544)          (2,683)
  Cash and cash equivalents at the beginning of the period           4,544            2,683
                                                                  --------         --------
  Cash and cash equivalents at the end of the period              $     --         $     --
                                                                  ========         ========

                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 1999, its results of operations for the three and six month periods ended December 31, 1999 and 1998 and its cash flows for the six month periods ended December 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1999, on file at the Securities and Exchange Commission. Certain fiscal 1999 balances have been reclassified to conform with current year presentation.


NOTE 2--INVENTORIES:

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested.

Inventories consist of the following (in thousands):

                                               DECEMBER 31,             JUNE 30,
                                               ------------             --------
                                                   1999                   1999
                                                 --------               --------
                                                UNAUDITED
                                                ---------               --------
Wine in production                               $247,134               $183,825
Bottled wine                                       79,531                 66,682
Crop costs and supplies                             8,651                 11,870
                                                 --------               --------
                                                 $335,316               $262,377
                                                 ========               ========


NOTE 3--COMPREHENSIVE INCOME:

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three and six months ended December 31, 1999 and 1998 were as follows (in thousands):

                                                                               UNAUDITED
                                                    ---------------------------------------------------------------
                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    -------------------------            --------------------------
                                                           DECEMBER 31,                         DECEMBER 31,
                                                    -------------------------            --------------------------
                                                     1999               1998              1999               1998
                                                    -------            ------            -------            -------
Net income                                          $14,625            $6,455            $23,888            $14,451
Foreign currency translation adjustment,
  net of tax                                            277                12                147                 91
                                                    -------            ------            -------            -------
Comprehensive income                                $14,902            $6,467            $24,035            $14,542
                                                    =======            ======            =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

During the second quarter of fiscal 2000, the Company recorded a net gain of $2.5 million, or $0.10 per diluted share, primarily related to the sale of vineyard land. During the second quarter of fiscal 1999, the Company recorded a total of $6.0 million, or $0.23 per diluted share, of reorganization and other one-time charges. Of this total, $4.5 million, or $0.17 per diluted share, related to asset impairment charges and $1.5 million, or $0.06 per diluted share, related to employee separation expenses. Adjusted net income, referred to below, excludes the items discussed above in fiscal 2000 and 1999.

SECOND QUARTER OF FISCAL 2000 COMPARED TO SECOND QUARTER OF FISCAL 1999

NET REVENUES Net revenues increased by 16.5%, reflecting a 16.6% increase in sales volume.

COST OF GOODS SOLD Cost of goods sold as reported increased by 6.3%. Excluding the fiscal 1999 asset impairment charges, cost of goods sold increased by 14.6%, reflecting increased sales volume that was partially offset by a shift in sales mix to wines with lower average costs per case.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage was 46.0% compared to 40.8% reported last year. Excluding the asset impairment charges, the gross profit percentage was 45.1% in fiscal 1999.

OPERATING EXPENSES Operating expenses as reported increased by 16.3%. Excluding the fiscal 1999 employee separation expenses, operating expenses increased by 22.6% and the ratio of operating expenses to net revenues increased to 27.7% from 26.4% a year ago. These increases were primarily due to higher promotional spending per case, including advertising.

INTEREST Interest expense decreased by 2.8%, despite an increase in average borrowings outstanding, due to a decrease in the Company's average interest rate and an increase in capitalized interest. The increase in capitalized interest was due to increased vineyard development and winery expansion and renovation projects.

EQUITY IN NET INCOME OF JOINT VENTURES The increase in equity in net income of joint ventures was due mainly to the timing of the Opus One fall release, which resulted in higher equity income in the second quarter of fiscal 2000 and lower equity income in the first quarter of fiscal 2000 as compared to the prior year.

OTHER "Other" primarily consists of miscellaneous non-operating income and expense items. "Other" includes the gain on sale of vineyard land in fiscal 2000 discussed above.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $14.6 million, or $0.92 per diluted share, compared to $6.5 million, or $0.41 per diluted share, a year ago. Adjusted net income totaled $13.1 million, or $0.82 per diluted share, compared to $10.1 million, or $0.64 per diluted share, a year ago.

FIRST SIX MONTHS OF FISCAL 2000 COMPARED TO FIRST SIX MONTHS OF FISCAL 1999

NET REVENUES Net revenues increased by 15.2%, reflecting a 13.3% increase in sales volume and a shift in sales mix to wines with higher net revenues per case.

COST OF GOODS SOLD Cost of goods sold as reported increased by 7.4%. Excluding the fiscal 1999 asset impairment charges, cost of goods sold increased by 12.4%, reflecting increased sales volume that was partially offset by a shift in sales mix to wines with lower average costs per case.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage was 46.6% compared to 42.7% reported last year. Excluding the asset impairment charges, the gross profit percentage was 45.2% in fiscal 1999.

OPERATING EXPENSES Operating expenses as reported increased by 15.7%. Excluding the fiscal 1999 employee separation expenses, operating expenses increased by 19.4% and the ratio of operating expenses to net revenues increased to 28.0% from 27.0% a year ago. These increases were primarily due to higher promotional spending per case, including advertising, that were partially offset by a decrease in general and administrative expenses.

INTEREST Interest expense decreased by 3.2%, despite an increase in average borrowings outstanding, due to a decrease in the Company's average interest rate and an increase in capitalized interest. The increase in capitalized interest was due to increased vineyard development and winery expansion and renovation projects.

EQUITY IN NET INCOME OF JOINT VENTURES The increase in equity in net income of joint ventures was due mainly to improved income from the Opus One joint venture during the period.

OTHER "Other" primarily consists of miscellaneous non-operating income and expense items. "Other" includes the gain on sale of vineyard land in fiscal 2000 discussed above.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $23.9 million, or $1.50 per diluted share, compared to $14.5 million, or $0.92 per diluted share, a year ago. Adjusted net income totaled $22.3 million, or $1.40 per diluted share, compared to $18.1 million, or $1.15 per diluted share, a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $4.5 million during the first six months of fiscal 2000 as cash used in investing and operating activities exceeded cash provided by financing activities. Cash used in operations totaled $13.3 million, reflecting a seasonal increase in inventories that was partially offset by net income, as well as the non-cash impact on pre-tax income of depreciation and amortization, and a seasonal increase in accounts payable. Cash used in investing activities totaled $41.5 million, reflecting vineyard development, purchases of production equipment for the 1999 harvest, renovation of the Robert Mondavi Winery facility and contributions to joint ventures. Cash provided by financing activities totaled $50.2 million, reflecting a net increase in credit line borrowings and repayments of term debt.

The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $121.5 million and $60.0 million, respectively. The short-term credit lines expire as follows: $30.0 million expires on March 31, 2000; $55.0 million expires on December 21, 2000; and $36.5 million expires on December 23, 2000. The long-term credit lines expire on December 31, 2002.


YEAR 2000

The Year 2000 issue relates to the inability of computer systems to properly recognize and process date sensitive information with respect to dates in the Year 2000 and thereafter. The Company has conducted a comprehensive review of its internal information technology (IT) to identify systems that could be affected by the Year 2000 issue. The Company also evaluated its non-IT systems with respect to the Year 2000 issue. The Company's non-IT systems include phones, voicemail, electricity, heating and air conditioning and security systems. As of January 1, 2000 all systems rolled over to the Year 2000 without significant problems. The Company also evaluated system interfaces with third-party systems, such as those with key suppliers, distributors and financial institutions, for Year 2000 functionality and did not experience any material problems.

The cost to the Company of evaluating and modifying its own system was not material, nor does the Company expect to expend any material amount for the Year 2000 issue as there are not any significant operational problems for its computer, non-IT, and third-party systems at this point.

The Company's efforts and ongoing expectations relating to Year 2000 compliance include some forward-looking statements, and the Company cannot be certain that it will not incur additional, unanticipated costs, losses or liabilities related to internal or third-party Year 2000 problems not yet known to the Company. Such costs, losses and liabilities could have a material adverse effect on the Company's business, financial condition and operating results.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on November 5, 1999, at the Woodbridge Winery, Acampo, California. Two matters were submitted to a vote of shareholders: election of directors and ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

Philip Greer, Frank Farella and James Barksdale were nominated as Class A directors. 6,797,458 Class A shares were voted for Mr. Greer and 51,882 shares were withheld. 6,738,529 Class A shares were voted for Mr. Farella and 110,811 shares were withheld. 6,792,904 Class A shares were voted for Mr. Barksdale and 56,436 shares were withheld. Accordingly, Mssrs. Greer, Farella and Barksdale were re-elected as Class A directors.

Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy J. Mondavi and Bartlett R. Rhoades were nominated as Class B directors. 7,286,592 Class B shares were voted for Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy J. Mondavi and Bartlett R. Rhoades. Accordingly, each of the Class B nominees was re-elected to the Board. There is one vacancy on the Board, entitled to be filled by the Class B shareholders or the incumbent Class B directors.

6,773,370 Class A shares were voted in favor of the ratification of PricewaterhouseCoopers LLP, 69,882 Class A shares were voted against and 6,088 Class A shares abstained. 72,865,920 Class B votes were cast in favor of the ratification of PricewaterhouseCoopers LLP. Accordingly, the selection of PricewaterhouseCoopers LLP as independent auditors was ratified.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     1)           Exhibits:

     Exhibit 27   Financial Data Schedule

     2)           Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE ROBERT MONDAVI CORPORATION

Dated: February 14, 2000                By /s/ STEPHEN A. MCCARTHY
                                           -------------------------------------
                                           Stephen A. McCarthy,
                                           Chief Financial Officer



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

                                 EXHIBIT INDEX


Exhibit
   No.         Description
-------        -----------
   27          Financial Data Schedule