Form 10-Q
period 2000-03-31
MONDAVI ROBERT CORP
filed 2000-05-15
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_________________

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

Yes    [X]        No   [ ]

As of April 30, 2000, there were issued and outstanding 8,257,649 shares of the issuer's Class A Common Stock and 7,306,012 shares of the issuer's Class B Common Stock.


================================================================================

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.


                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                            MARCH 31,          JUNE 30,
                                                                              2000               1999
                                                                            ---------          ---------
                                                                            UNAUDITED
Current assets:
  Cash and cash equivalents                                                 $      --          $   4,544
  Accounts receivable--trade, net                                              68,349             82,037
  Inventories                                                                 321,219            262,377
  Prepaid expenses and other current assets                                    21,330              4,893
                                                                            ---------          ---------
        Total current assets                                                  410,898            353,851

Property, plant and equipment, net                                            288,289            249,572
Investments in joint ventures                                                  35,552             20,124
Other assets                                                                    6,712              5,718
                                                                            ---------          ---------
        Total assets                                                        $ 741,451          $ 629,265
                                                                            =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                            $   4,826          $      --
  Notes payable to banks                                                       47,600                 --
  Accounts payable--trade                                                      16,479             19,416
  Employee compensation and related costs                                      10,429             11,605
  Other accrued expenses                                                        7,612             10,986
  Current portion of long-term debt                                            10,063             10,252
  Deferred income taxes                                                         2,937              3,827
                                                                            ---------          ---------
        Total current liabilities                                              99,946             56,086

Long-term debt, less current portion                                          274,027            243,758
Deferred income taxes                                                          19,657             17,355
Deferred executive compensation                                                 8,370              7,425
Other liabilities                                                                 154                235
                                                                            ---------          ---------
        Total liabilities                                                     402,154            324,859
                                                                            ---------          ---------
Commitments and contingencies Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares                --                 --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--8,254,399 and 8,151,664 shares                     82,711             80,483
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--7,306,012 shares                                   11,732             11,732
Paid-in capital                                                                 5,720              5,266
Retained earnings                                                             239,717            207,520
Accumulated other comprehensive income:
    Cumulative translation adjustment                                            (583)              (595)
                                                                            ---------          ---------
                                                                              339,297            304,406
        Total liabilities and shareholders' equity                          $ 741,451          $ 629,265
                                                                            =========          =========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    MARCH 31,                      MARCH 31,
                                                           ---------------------------------------------------------
                                                              2000            1999            2000            1999
                                                           ---------       ---------       ---------       ---------
Gross revenues                                             $ 104,297       $  93,454       $ 316,863       $ 277,970
Less excise taxes                                              4,888           4,293          14,392          12,577
                                                           ---------       ---------       ---------       ---------
Net revenues                                                  99,409          89,161         302,471         265,393
Cost of goods sold                                            53,391          48,345         161,896         149,352
                                                           ---------       ---------       ---------       ---------
Gross profit                                                  46,018          40,816         140,575         116,041
Selling, general and administrative expenses                  28,701          24,328          85,600          73,498
                                                           ---------       ---------       ---------       ---------
Operating income                                              17,317          16,488          54,975          42,543
Other income (expense):
  Interest                                                    (4,577)         (3,877)        (11,248)        (10,766)
  Equity in net income of joint ventures                         814            (245)          6,269           4,581
  Other                                                          (44)           (165)          2,357            (658)
                                                           ---------       ---------       ---------       ---------
Income before income taxes                                    13,510          12,201          52,353          35,700
Provision for income taxes                                     5,201           4,696          20,156          13,744
                                                           ---------       ---------       ---------       ---------
Net income                                                 $   8,309       $   7,505       $  32,197       $  21,956
                                                           =========       =========       =========       =========

Earnings per share-Basic                                   $     .53       $     .49       $    2.08       $    1.43
                                                           =========       =========       =========       =========

Earnings per share-Diluted                                 $     .52       $     .47       $    2.01       $    1.39
                                                           =========       =========       =========       =========


Weighted average number of shares outstanding-Basic           15,556          15,437          15,506          15,404
                                                           =========       =========       =========       =========


Weighted average number of shares outstanding-Diluted         16,039          15,954          15,998          15,840
                                                           =========       =========       =========       =========



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
Cash flows from operating activities:
  Net income                                                    $ 32,197       $ 21,956
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                          1,519          1,035
    Depreciation and amortization                                 13,973         11,242
    Equity in net income of joint ventures                        (6,269)        (4,581)
    Other                                                         (2,400)           775
    Changes in assets and liabilities
      Accounts receivable--trade                                  13,688         (1,355)
      Inventories                                                (59,070)       (31,456)
      Other assets                                               (16,541)         1,898
      Accounts payable--trade and accrued expenses                (7,858)       (13,897)
      Deferred executive compensation                                945            637
      Other liabilities                                              (81)           (80)
                                                                --------       --------
  Net cash used in operating activities                          (29,897)       (13,826)
                                                                --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                  (54,116)       (35,233)
  Proceeds from sale of assets                                     4,830             --
  Distributions from joint ventures                                4,463          2,251
  Contributions to joint ventures                                (12,592)           (27)
                                                                --------       --------
  Net cash used in investing activities                          (57,415)       (33,009)
                                                                --------       --------

Cash flows from financing activities:
  Book overdraft                                                   4,826         10,042
  Net additions under credit lines                                37,500             --
  Proceeds from issuance of long-term debt                        50,000         42,850
  Principal repayments of long-term debt                          (9,820)        (9,445)
  Proceeds from issuance of Class A Common Stock                     276            293
  Exercise of Class A Common Stock options                           873            820
  Other                                                             (887)          (408)
                                                                --------       --------
  Net cash provided by financing activities                       82,768         44,152
                                                                --------       --------

  Net decrease in cash and cash equivalents                       (4,544)        (2,683)
  Cash and cash equivalents at the beginning of the period         4,544          2,683
                                                                --------       --------
  Cash and cash equivalents at the end of the period            $     --       $     --
                                                                ========       ========



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2000, its results of operations for the three and nine month periods ended March 31, 2000 and 1999 and its cash flows for the nine month periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 1999, on file at the Securities and Exchange Commission. Certain fiscal 1999 balances have been reclassified to conform with current year presentation.


NOTE 2--INVENTORIES:

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested.

Inventories consist of the following (in thousands):


                                                    MARCH 31,
                                                      2000               JUNE 30,
                                                    UNAUDITED              1999
                                                    --------            --------
Wine in production                                  $222,083            $183,825
Bottled wine                                          85,837              66,682
Crop costs and supplies                               13,299              11,870
                                                    --------            --------
                                                    $321,219            $262,377
                                                    ========            ========

NOTE 3--COMPREHENSIVE INCOME:

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three and nine months ended March 31, 2000 and 1999 were as follows (in thousands):


                                                                                   UNAUDITED
                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   MARCH 31,                         MARCH 31,
                                                           ----------------------------------------------------------
                                                             2000             1999             2000            1999
                                                           --------         --------         --------        --------
Net income                                                 $  8,309         $  7,505         $ 32,197        $ 21,956
Foreign currency translation adjustment, net of tax            (135)            (218)              12            (127)
                                                           --------         --------         --------        --------
Comprehensive income                                       $  8,174         $  7,287         $ 32,209        $ 21,829
                                                           ========         ========         ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

During fiscal 2000, the Company recorded a net gain, primarily related to the sale of vineyard land, and inventory step-up charges(1) associated with the purchase accounting resulting from the Company's minority investment in Ornellaia. In fiscal 1999, the Company recorded certain reorganization and other one-time charges related to asset impairment and employee separation expenses. The adjusted figures, referred to below, exclude the items discussed above.

THIRD QUARTER OF FISCAL 2000 COMPARED TO THIRD QUARTER OF FISCAL 1999

NET REVENUES Net revenues increased by 11.5%, reflecting a 12.7% increase in sales volume and a shift in sales mix to wines with lower net revenues per case.

COST OF GOODS SOLD Cost of goods sold increased by 10.4%, reflecting increased sales volume that was partially offset by a shift in sales mix to wines with lower average costs per case.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage was 46.3% compared to 45.8% last year.

OPERATING EXPENSES Operating expenses increased by 18.0% and the ratio of operating expenses to net revenues increased to 28.9% from 27.3% a year ago. These increases were primarily due to higher promotional spending per case, including advertising.

INTEREST Interest expense increased by 18.1% due to increases in average borrowings outstanding and in the Company's average interest rate. The increase associated with higher borrowing levels was partially offset by an increase in capitalized interest due to vineyard development, winery renovation and facility expansion projects.

EQUITY IN NET INCOME OF JOINT VENTURES The increase in equity in net income of joint ventures was due mainly to improved income from the Opus One and Caliterra joint ventures during the period. Adjusted equity in net income of joint ventures totaled $1.2 million compared to a loss of $0.2 million a year ago.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $8.3 million, or $0.52 per diluted share, compared to $7.5 million, or $0.47 per diluted share, a year ago. Adjusted net income totaled $8.5 million, or $0.53 per diluted share, compared to $7.5 million, or $0.47 per diluted share, a year ago.



 (1) Under purchase accounting, the purchase price is allocated to the assets and liabilities of the acquired company based on their estimated fair market values at the time of the transaction. When the inventory acquired is sold in the normal course of business, costs of the inventory are charged to cost of goods sold, including the amount of the inventory step-up (the difference between the original book value of the inventory and the fair market value of the inventory upon acquisition). The inventory step-up adjustment reduces the company's reported net income.

FIRST NINE MONTHS OF FISCAL 2000 COMPARED TO FIRST NINE MONTHS OF FISCAL 1999

NET REVENUES Net revenues increased by 14.0%, reflecting a 13.1% increase in sales volume and a shift in sales mix to wines with higher net revenues per case.

COST OF GOODS SOLD Cost of goods sold as reported increased by 8.4%. Adjusted cost of goods sold increased by 11.8%, reflecting increased sales volume that was partially offset by a shift in sales mix to wines with lower average costs per case.

GROSS PROFIT As a result of the above factors, the Company's gross profit percentage was 46.5% compared to 43.7% reported last year. The adjusted gross profit percentage in fiscal 1999 was 45.4%.

OPERATING EXPENSES Operating expenses as reported increased by 16.5%. Adjusted operating expenses increased by 18.9% and the ratio of adjusted operating expenses to net revenues increased to 28.3% from 27.1% a year ago. These increases were primarily due to higher promotional spending per case, including advertising.

INTEREST Interest expense increased by 4.5%, due primarily to an increase in average borrowings outstanding. Interest associated with the higher borrowing levels was partially offset by an increase in capitalized interest due to vineyard development, winery renovation and facility expansion projects.

EQUITY IN NET INCOME OF JOINT VENTURES The increase in equity in net income of joint ventures was due mainly to improved income from the Opus One and Caliterra joint ventures. Adjusted equity in net income of joint ventures totaled $6.6 million compared to $4.6 million a year ago.

OTHER "Other" primarily consists of miscellaneous non-operating income and expense items. "Other" includes a net gain primarily related to the sale of vineyard land of $2.5 million in fiscal 2000.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $32.2 million, or $2.01 per diluted share, compared to $22.0 million, or $1.39 per diluted share, a year ago. Adjusted net income totaled $30.9 million, or $1.93 per diluted share, compared to $25.6 million, or $1.62 per diluted share, a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $4.5 million during the first nine months of fiscal 2000 as cash used in operating and investing activities exceeded cash provided by financing activities. Cash used in operations totaled $29.9 million, reflecting an increase in inventories required to support expected future sales growth and an increase in other assets that were partially offset by net income, as well as the non-cash impact on pre-tax income of depreciation and amortization. Cash used in investing activities totaled $57.4 million, reflecting vineyard development and land acquisitions; renovation of the Robert Mondavi Winery facility; facility expansion and purchases of production equipment; and contributions to joint ventures. Cash provided by financing activities totaled $82.8 million, reflecting the addition of $50.0 million in new term debt, a net increase in credit line borrowings and repayments of term debt.

During fiscal 2000, the Company increased its total acreage of controlled vineyards in California to nearly 9,500 acres from approximately 5,000 acres at the end of fiscal 1999. The increased acreage was primarily achieved through long-term leases.

The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $91.5 million and $60.0 million, respectively. The short-term credit lines expire as follows: $55.0 million expires on December 21, 2000 and $36.5 million expires on December 23, 2000. The long-term credit lines expire on December 31, 2002.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                      1)     Exhibits:

                      Exhibit 27    Financial Data Schedule

                      2)     Form 8-K:

                      No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE ROBERT MONDAVI CORPORATION

Dated:  May 15, 2000                   By /s/  GREGORY M. EVANS
                                          --------------------------------------
                                          Gregory M. Evans,
                                          Chief Operating Officer


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

                                 EXHIBIT INDEX

      Exhibit
       Number                 Description
      --------                -----------
         27             Financial Data Schedule