Form 10-K
period 2000-06-30
MONDAVI ROBERT CORP
filed 2000-09-28
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------

          For the Fiscal Year Ended               Commission File Number:
                 June 30, 2000                          33-61516

                         THE ROBERT MONDAVI CORPORATION

       Incorporated under the laws         I.R.S. Employer Identification:
       of the State of California                    94-2765451

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

As of September 15, 2000 there were issued and outstanding (i) 8,365,993 shares of the Registrant's Class A Common Stock and (ii) 7,302,057 shares of the Registrant's Class B Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates was $360,783,448 as of September 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 3, 2000 are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM  1.     BUSINESS

BUSINESS INTRODUCTION

The Company is a leading producer of premium table wines. The Company produces and markets fine wines under the following labels: Robert Mondavi Winery, Robert Mondavi Coastal, La Famiglia di Robert Mondavi, Woodbridge Winery, Arrowood Vineyards & Winery, Byron Vineyard & Winery, Io and Vichon Mediterranean. The Company also produces Opus One, in partnership with the Baroness Philippine de Rothschild of Chateau Mouton Rothschild of Bordeaux, France; Luce, Lucente and Danzante in partnership with the Marchesi de' Frescobaldi of Tuscany, Italy; and Sena and Caliterra, in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile. The Company also has a minority stake in Tenuta dell'Ornellaia, a famous estate in the Bolgheri appellation of Tuscany, producer of Ornellaia and Masseto, founded by Marchese Lodovico Antinori.

Robert Mondavi Winery was founded in 1966, and the Company was incorporated under the laws of California in 1981 as a holding company for the various business interests of the Robert Mondavi Winery. The Company's principal executive offices are located at 7801 St. Helena Highway, Oakville, California 94562. Its telephone number is (707) 259-9463. As used herein, unless the context indicates otherwise, the "Company" shall mean The Robert Mondavi Corporation and its consolidated subsidiaries.

INDUSTRY BACKGROUND

The wine industry is generally segregated into three categories: premium table wines that retail for more than $3 per 750ml bottle; "jug" wines that retail for less than $3 per 750ml bottle; and other wine products, such as sparkling wines, fortified wines, wine coolers and flavored wines. The Company produces and sells only premium table wines. The premium category is generally divided by the trade into four segments: popular premium ($3-$7 per 750ml); super premium ($7-$14 per 750ml); ultra premium ($14-$25 per 750ml); and luxury (over $25 per 750ml). The Company sells wines in each segment of the premium table wine market.

MARKETING AND DISTRIBUTION

The Company's marketing focus is on education, emphasizing the association of fine wines with fine foods. The Company utilizes consumer advertising, educational wine tastings, seminars and a broad array of promotional and public relations activities.

The Company's wines are available through all principal retail channels for premium table wine, including fine restaurants, hotels, specialty shops, supermarkets and club stores in all fifty states and 90 countries throughout the world. Sales of the Company's products outside the United States accounted for approximately 9% of net revenues in fiscal 2000.

The Company's wines are primarily sold through distributors, who then sell to retailers and restaurateurs. Domestic sales of the Company's wines are made through more than 100 independent wine and spirits distributors. International sales are made through independent importers and brokers.

The Company's wines are distributed in California, Florida, Pennsylvania, Nevada, Hawaii, Kentucky and New Mexico by Southern Wine & Spirits, a large national beverage distributor. Sales to Southern Wine & Spirits nationwide represented approximately 30%, 29% and 30% of the Company's gross revenues for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Sales to the Company's 15 largest distributors represented 67% of the Company's gross revenues in fiscal 2000. The Company's distributors also offer premium table wines of other companies that directly compete with the Company's products.

Sales of the Company's wines in California accounted for 22%, 23% and 23% of the Company's gross revenues for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Other major domestic markets include Florida, New York, Texas, New Jersey, Massachusetts and Pennsylvania where annual sales represented collectively 28%, 29% and 30% of the Company's gross revenues for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

GRAPE SUPPLY

The Company controls approximately 9,500 acres of vineyards in the top winegrowing regions of California, including Napa Valley, Lodi, Mendocino County, Monterey County, San Luis Obispo County, Santa Maria Valley, Santa Barbara County and Sonoma County. In addition, the Company's joint ventures control approximately 1,600 acres of vineyards in the top winegrowing regions of Chile, Italy and California. Approximately 7,300 acres of the Company-controlled vineyards are currently planted and the Company expects to plant the balance of the California acreage within the next three years.

In fiscal 2000, approximately 7% of the Company's total grape supply came from Company-controlled vineyards, including approximately 47% of the grape supply for wines produced at the Robert Mondavi Winery in Oakville.

The Company purchases the balance of its California grape supply from approximately 300 independent growers, including approximately 100 growers in Napa Valley. The grower contracts range from one-year spot market purchases to intermediate and long-term agreements.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests and certain weather conditions can materially and adversely affect the quality and quantity of grapes available to the Company, thereby materially and adversely affecting the supply of the Company's products and its profitability.

The Company has had limited experience with Pierce's Disease, a disease that destroys individual vines and for which there is no known cure. Recently, a new carrier of Pierce's Disease, the Glassy Winged Sharpshooter, has infected vineyards in Southern California. If this pest migrates north to the Company's vineyards, it could greatly increase the incidence of Pierce's Disease and materially and adversely affect the Company's future grape supply.

WINEMAKING

The Company's winemaking philosophy is to make wines in the traditional manner by starting with high quality fruit and handling it as gently and naturally as possible all the way to the bottle. The Company emphasizes traditional barrel aging as a cornerstone of its winemaking approach. The Company views its barrels as key winemaking assets and its substantial annual investment in new oak barrels enables it to consistently produce premium quality wines and to accomplish both its economic and stylistic objectives within its system of wineries. Each of the Company's wineries is equipped with modern equipment and technology that is appropriate for the style and scale of the wines being produced.

EMPLOYEES

The Company employs approximately 800 regular, full-time employees. The Company also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of the Company's employees is represented by a labor union and the Company believes that its relationship with its employees is good.

TRADEMARKS

The Company maintains federal trademark registrations for its brands, proprietary products and certain logos, motifs and vineyard names. The Company's joint ventures maintain federal trademark registrations for their brands. International trademark registrations are also maintained where it is appropriate to do so. Each of the United States trademark registrations is renewable indefinitely so long as the Company is making a bona fide usage of the trademark.

ITEM  2.     PROPERTIES

The Company operates six wineries, including Robert Mondavi Winery, La Famiglia di Robert Mondavi, Woodbridge, Arrowood, Byron and Opus One, which is co-managed with the owners of Chateau Mouton Rothschild. The current available annual production of all these facilities combined is approximately 10.0 million cases. The Woodbridge winery serves as a central warehouse and distribution point for all of the Company's wines. For information regarding the Company's vineyards, see "Grape Supply" under Item 1 above.

The Company leases warehouse space in California. The Company also leases office space in Napa, California, and several cities throughout the United States and abroad. The Company believes that its current facilities, leased and owned, are adequate for its current needs.

ITEM  3.     LEGAL PROCEEDINGS

The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's fourth quarter ended June 30, 2000.

                                     PART II

ITEM  5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

The Company's Class A Common Stock trades on the NASDAQ National Market System under the symbol "MOND." There is no established trading market for the Company's Class B Common Stock. The following table sets forth the high and low closing prices of the Class A Common Stock for the periods indicated.

Year Ended June 30, 2000                         High             Low
-----------------------------------------      ---------      ----------
Fourth Quarter                                 $35 3/4        $29 13/16
Third Quarter                                  $40 7/8        $32 3/4
Second Quarter                                 $39 7/8        $30
First Quarter                                  $38 15/16      $33 5/8

Year Ended June 30, 1999
-----------------------------------------
Fourth Quarter                                 $38 1/4        $31 1/2
Third Quarter                                  $40 15/16      $31 3/16
Second Quarter                                 $41 3/8        $21 1/4
First Quarter                                  $30 5/16       $20 7/8


The Company has never declared or paid dividends on its common stock and anticipates that all earnings will be retained for use in its business. The payment of any future dividends will be at the discretion of the Board of Directors and will continue to be subject to certain limitations and restrictions under the terms of the Company's indebtedness to various institutional lenders, including a prohibition on the payment of dividends without the prior written consent of such lenders. There were approximately 2,218 shareholders of record as of June 30, 2000.

ITEM  6.     SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                         YEAR ENDED JUNE 30,
                                       ---------------------------------------------------------
                                         2000        1999        1998        1997        1996
                                         ----        ----        ----        ----        ----
                                          (In thousands, except per share and per case data)
 INCOME STATEMENT DATA(1)
 Net revenues                          $ 427,723   $ 370,577   $ 325,159   $ 300,774   $ 240,830
 Gross profit                            201,230     169,676     151,344     151,014     117,901
 Operating income                         76,158      66,626      61,301      71,183      47,194
 Earnings before interest & taxes         82,039      70,257      61,742      73,063      48,737
 (EBIT)
 Income before income taxes               65,998      56,040      49,444      62,501      39,923
 Net income                               40,606      34,474      30,162      38,125      24,115
 Earnings per share-Diluted            $    2.54   $    2.17   $    1.90   $    2.43   $    1.59

 As a percent of net revenues:
 Gross profit                               47.0%       45.8%       46.5%       50.2%       49.0%
 Operating income                           17.8%       18.0%       18.9%       23.7%       19.6%
 Earnings before interest & taxes           19.2%       19.0%       19.0%       24.3%       20.2%
 (EBIT)
 Net income                                  9.5%        9.3%        9.3%       12.7%       10.0%


 BALANCE SHEET DATA
 Current assets                        $ 383,482   $ 353,851   $ 336,348   $ 261,414   $ 197,796
 Total assets                            734,943     629,265     575,827     472,002     373,151
 Current liabilities                      75,410      56,086      60,371      58,349      37,784
 Total liabilities                       386,775     324,859     304,225     233,676     177,641
 Shareholders' equity                    348,168     304,406     271,602     238,326     195,510
 Working capital                         308,072     297,765     275,977     203,065     160,012
 Total debt                              310,592     254,010     233,541     173,607     127,828

 Current ratio                               5.1         6.3         5.6         4.5         5.2
 Total debt to capital                        47%         45%         46%         42%         40%


 OPERATING DATA
 Cases sold (9-liter equivalent)           8,684       7,647       6,766       6,450       5,437
 Net revenues per case                 $   49.25   $   48.46   $   48.06   $   46.63   $   44.29


(1) Excludes inventory step-up charges associated with business acquisitions, as well as a net gain primarily related to the sale of vineyards in fiscal 2000 and reorganization and other one-time charges recorded during fiscal 1999.

ITEM  7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

FORWARD-LOOKING STATEMENTS This discussion and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, the premium wine grape market and the Company's anticipated future investment in vineyards and other capital projects. Actual results may differ materially from the Company's present expectations. Among other things, reduced consumer spending or a change in consumer preferences could reduce demand for the Company's wines. Similarly, competition from numerous domestic and foreign vintners could affect the Company's volume and revenue growth. The price of grapes, the Company's single largest product cost, is beyond the Company's control and higher grape costs may put more pressure on the Company's gross profit margin than is currently forecast. Interest rates and other business and economic conditions could change significantly the cost and risks of projected capital spending. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.

KEY ACCOUNTING MATTERS The Company recorded inventory step-up charges associated with the acquisition of a minority interest in an Italian winery in fiscal 2000. Under purchase accounting, the purchase price is allocated to the assets and liabilities of the acquired company based on their estimated fair market values at the time of the transaction. When the inventory acquired is subsequently sold in the normal course of business, costs of the inventory are charged to cost of goods sold, including the amount of the inventory step-up (the difference between the original book value of the inventory and the fair market value of the inventory upon acquisition). The inventory step-up charges reduce the Company's reported net income. The adjusted figures discussed throughout this report, which better reflect the results of the Company's ongoing operations, exclude inventory step-up charges, as well as a net gain primarily related to the sale of vineyards in fiscal 2000 and reorganization and other one-time charges recorded in fiscal 1999. For a further discussion of the reorganization and other one-time charges, see Note 10 of Notes to Consolidated Financial Statements.

Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change has been applied to prior periods by retroactively restating the financial statements. For a further discussion of the impact of, and reasons for, this accounting change, see Note 1 of Notes to Consolidated Financial Statements.

The Company's joint venture interests are accounted for as investments under the equity method. Accordingly, the Company's share of their results is reflected in "equity in net income of joint ventures" and "investments in joint ventures" on the Consolidated Statements of Income and Consolidated Balance Sheets, respectively. The Company also imports wines under importing and marketing agreements with certain of its joint ventures and their affiliates. Under the terms of these agreements the Company purchases wine for resale in the United States. Revenues and expenses related to importing and selling these wines are included in the appropriate sections of the Consolidated Statements of Income.

SEASONALITY AND QUARTERLY RESULTS The Company has historically experienced and expects to continue experiencing seasonal and quarterly fluctuations in its net revenues, gross profit, equity income from joint ventures and net income. Sales volume tends to increase in advance of holiday periods, before price increases go into effect, and during promotional periods, which generally last for one month. Sales volume tends to decrease if distributors begin a quarter with larger than standard inventory levels. The timing of releases for certain luxury wines can also have a significant impact on quarterly results.

The following table sets forth certain information regarding the Company's net revenues and adjusted net income for each of the last eight fiscal quarters:

                           FISCAL 2000 QUARTER ENDED              FISCAL 1999 QUARTER ENDED
                       ----------------------------------     ----------------------------------
                       SEP. 30  DEC. 31  MAR. 31  JUN. 30     SEP. 30   DEC. 31 MAR. 31  JUN. 30
                       -------  -------  -------  -------     -------   ------- -------  -------
                                                    (In millions)
Net revenues            $ 80.9   $122.2   $ 99.4   $125.2      $ 71.3    $104.9   $ 89.2  $105.2
% of annual net           18.9%    28.6%    23.2%    29.3%        19.2%    28.3%   24.1%    28.4%
revenues
Adjusted net income     $  9.3   $ 13.1   $  8.5   $  9.7      $  8.0    $ 10.2   $  7.5  $  8.8
% of annual
  adjusted net income     22.9%    32.3%    20.9%    23.9%        23.2%    29.6%   21.7%    25.5%

Seasonal cash requirements increase just after harvest in the fall as a result of contract grape payments and, to a lesser degree, due to the large seasonal work force employed in both the vineyards and wineries during harvest. Also, many grape contracts include a deferral of a portion of the payment obligations until April 1st of the following calendar year, resulting in significant cash payments on March 31 of each year. As a result of harvest costs and the timing of its contract grape payments, the Company's borrowings, net of cash, generally peak during December and March of each year. Cash requirements also fluctuate depending on the level and timing of capital spending and joint venture investments. The following table sets forth the Company's total borrowings, net of cash, at the end of each of its last eight fiscal quarters:

                             FISCAL 2000 QUARTER ENDED             FISCAL 1999 QUARTER ENDED
                        ----------------------------------     -----------------------------------
                        SEP. 30  DEC. 31  MAR. 31  JUN. 30     SEP. 30  DEC. 31  MAR. 31  JUN. 30
                        -------  -------  -------  -------     -------  -------  -------  -------
                                                      (In millions)
Total borrowings,
  net of cash           $249.9   $303.4   $336.5   $307.6      $224.2    $259.1  $277.0   $249.5

                              RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

NET REVENUES Net revenues increased by 15.4%, reflecting a 13.6% increase in sales volume that was driven by the Woodbridge and Robert Mondavi Coastal brands. In addition, net revenues per case increased by 1.6% to $49.25, due mainly to price increases on certain Robert Mondavi Winery Reserve and Napa Valley wines.

COST OF GOODS SOLD Cost of goods sold as reported increased by 10.3%. Adjusted cost of goods sold increased by 12.7%, reflecting increased sales volume that was partially offset by a shift in sales mix to wines with lower average costs per case.

GROSS PROFIT As a result of the factors discussed above, the reported gross profit percentage increased to 47.0% compared to 44.6% reported last year. The adjusted gross profit percentage increased to 47.0% compared to 45.8% last year.

OPERATING EXPENSES Operating expenses as reported increased by 19.6%. Adjusted operating expenses increased by 21.4% and the ratio of adjusted operating expenses to net revenues increased to 29.2% compared to 27.8% a year ago. These increases were primarily due to higher promotional spending per case and an increase in certain management incentive programs that are tied to the Company's profitability.

INTEREST Interest expense increased by 12.8%, due primarily to increases in the Company's average borrowings and its average interest rate. Interest expense associated with higher borrowing levels was partially offset by an increase in capitalized interest due to winery renovation and facility expansion projects. The Company's average interest rate was 7.20% compared to 7.06% last year.

EQUITY IN NET INCOME OF JOINT VENTURES Equity in net income of joint ventures as reported increased by 20.6% due mainly to improved income from Opus One. Adjusted equity in net income of joint ventures increased by 39.4% to $6.9 million, reflecting the Opus One improvement and adjusted equity income from the Company's recent investment in Ornellaia.

OTHER "Other" primarily consists of miscellaneous non-operating income and expense items. "Other" as reported includes a net gain primarily related to the sale of vineyards of $2.5 million in fiscal 2000. Adjusted "other" expenses totaled $1.0 million compared to $1.3 million last year.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $41.6 million, or $2.60 per diluted share, compared to $30.8 million, or $1.94 per diluted share, a year ago. Adjusted net income totaled $40.6 million, or $2.54 per diluted share, compared to $34.5 million, or $2.17 per diluted share, a year ago.

FISCAL 1999 COMPARED TO FISCAL 1998

NET REVENUES Net revenues increased by 14.0% due primarily to a 13.0% increase in sales volume. Net revenues per case increased by 0.8% to $48.46 per case compared to $48.06 per case in fiscal 1998.

COST OF GOODS SOLD Cost of goods sold as reported increased by 18.2%. Adjusted cost of goods sold increased by 15.6%, reflecting increased sales volume and a shift in sales mix to wines with higher average costs per case.

GROSS PROFIT As a result of the factors discussed above, the reported gross profit percentage was 44.6% compared to 46.5% in fiscal 1998. The adjusted gross profit percentage was 45.8% in fiscal 1999.

OPERATING EXPENSES Operating expenses as reported increased by 16.1%. Adjusted operating expenses increased by 14.4% and the ratio of adjusted operating expenses to net revenues was 27.8% compared to 27.7% in fiscal 1998. These increases were primarily due to higher promotional spending per case, primarily in advertising, that was partially offset by a decrease in general and administrative expenses.

INTEREST Interest expense increased by 15.6%, reflecting an increase in the Company's average borrowings that was partially offset by an increase in capitalized interest and a decrease in the Company's average interest rate. The increase in capitalized interest was due to increased vineyard development and winery expansion projects. The Company's average interest rate was 7.06% compared to 7.45% in fiscal 1998.

EQUITY IN NET INCOME OF JOINT VENTURES Equity in net income of joint ventures increased by 91.1% due mainly to improved income from Opus One.

OTHER "Other" primarily consists of miscellaneous non-operating income and expense items. "Other" totaled $1.3 million compared to $2.2 million in fiscal 1998.

PROVISION FOR INCOME TAXES The Company's effective tax rate was 38.5% compared to 39.0% in fiscal 1998. The lower effective tax rate was primarily the result of an increase in the benefit derived from manufacturing tax credits.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $30.8 million, or $1.94 per diluted share, compared to $30.2 million, or $1.90 per diluted share, in fiscal 1998. Adjusted net income totaled $34.5 million, or $2.17 per diluted share, in fiscal 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 2000, was $308.1 million compared to $297.8 million at June 30, 1999. The $10.3 million increase in working capital was primarily attributable to an increase in inventories that was partially offset by an increase in short-term credit line borrowings. Borrowings under the Company's credit lines totaled $79.7 million at June 30, 2000, compared to $61.9 million at June 30, 1999. The Company had a cash balance of $3.0 million at June 30, 2000, compared to $4.5 million at June 30, 1999.

Cash and cash equivalents decreased by $1.5 million in fiscal 2000, as cash used in investing activities exceeded cash provided by operating and financing activities. Cash provided by operations totaled $26.2 million, reflecting net income, net of depreciation and amortization, and an increase in inventories required to support expected future sales growth. Cash used in investing activities totaled $84.9 million, reflecting vineyard development and land acquisitions; renovation of the Robert Mondavi Winery; facility expansion and purchases of production equipment; the acquisition of a minority interest in an Italian winery; and distributions from joint ventures. Cash provided by financing activities totaled $57.2 million, reflecting the addition of $50.0 million in new term debt, a net increase in credit line borrowings and repayments of term debt.

Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volumes. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales. The Company currently expects its capital spending requirements will total approximately $90.0 million for the two-year period ending June 30, 2002.

During fiscal 2000, the Company increased its total acreage of controlled vineyards in California to nearly 9,500 acres from approximately 5,000 acres at the end of fiscal 1999. The increased acreage was primarily achieved through long-term leases.

The Company maintains master lease facilities that provide the capacity to fund up to $105.0 million. The combined facilities enable the Company to lease certain real property to be constructed or acquired. At June 30, 2000, $30.7 million of the combined facilities had been utilized.

The Company has unsecured short-term and long-term credit lines that have maximum credit availability of $91.5 million and $60.0 million, respectively. The short-term credit lines expire as follows: $55.0 million expires on December 21, 2000 and $36.5 million expires on December 23, 2000. The long-term credit lines expire as follows: $20.0 million expires on December 31, 2001 and $40.0 million expires on December 31, 2002. The annual interest rates on these lines are based on various bank programs and ranged from 5.55% to 9.00% during fiscal 2000.

The Company anticipates that current capital combined with cash from operating activities and the availability of cash from additional borrowings will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 2001.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK

The information required by this item is included in Notes to Consolidated Financial Statements appearing under Item 14(a)(1) of this Form 10-K.

ITEM  8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of The Robert Mondavi Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of The Robert Mondavi Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PRICEWATERHOUSECOOPERS LLP
-----------------------------------
PricewaterhouseCoopers LLP
San Francisco, California
July 31, 2000

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                  JUNE 30,
                                                                           -----------------------
                                                                             2000           1999
                                                                           --------       --------
Current assets:
  Cash                                                                     $  3,002       $  4,544
  Accounts receivable--trade, net                                            77,662         82,037
  Inventories                                                               298,487        262,377
  Prepaid expenses and other current assets                                   4,331          4,893
                                                                           --------       --------
    Total current assets                                                    383,482        353,851
Property, plant and equipment, net                                          312,065        249,572
Investments in joint ventures                                                32,720         20,124
Other assets                                                                  6,676          5,718
                                                                           --------       --------
    Total assets                                                           $734,943       $629,265
                                                                           ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                                                   $ 19,700       $     --
  Accounts payable--trade                                                    24,540         19,416
  Employee compensation and related costs                                    13,725         11,605
  Other accrued expenses                                                      7,039         10,231
  Current portion of long-term debt                                          10,102         10,252
  Deferred taxes                                                                 93          3,827
  Deferred revenue                                                              211            755
                                                                           --------       --------
    Total current liabilities                                                75,410         56,086
Long-term debt, less current portion                                        280,790        243,758
Deferred income taxes                                                        21,850         17,355
Deferred executive compensation                                               8,575          7,425
Other liabilities                                                               150            235
                                                                           --------       --------
    Total liabilities                                                       386,775        324,859
                                                                           --------       --------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Preferred Stock:  Authorized--5,000,000 shares
    Issued and outstanding--no shares                                            --             --
  Class A Common Stock, without par value: Authorized--25,000,000 shares
    Issued and outstanding--8,274,235 and 8,151,664 shares                   83,161         80,483
  Class B Common Stock, without par value: Authorized--12,000,000 shares
    Issued and outstanding--7,306,012                                        11,732         11,732
  Paid-in capital                                                             5,780          5,266
  Retained earnings                                                         249,105        207,520
  Accumulated other comprehensive income:
     Cumulative translation adjustment                                       (1,610)          (595)
                                                                           --------       --------
                                                                            348,168        304,406
    Total liabilities and shareholders' equity                             $734,943       $629,265
                                                                           ========       ========


                 See Notes to Consolidated Financial Statements

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEAR ENDED JUNE 30,
                                                             -------------------------------------
                                                               2000          1999           1998
                                                             --------      --------       --------
Gross revenues                                               $447,881      $387,950       $341,059
Less excise taxes                                              20,158        17,373         15,900
                                                             --------      --------       --------
Net revenues                                                  427,723       370,577        325,159
Cost of goods sold                                            226,493       205,401        173,815
                                                             --------      --------       --------
Gross profit                                                  201,230       165,176        151,344
Selling, general and administrative expenses                  125,072       104,550         90,043
                                                             --------      --------       --------
Operating income                                               76,158        60,626         61,301
Other income (expense):
  Interest                                                    (16,041)      (14,217)       (12,298)
  Equity in net income of joint ventures                        5,977         4,956          2,593
  Other                                                         1,495        (1,325)        (2,152)
                                                             --------      --------       --------
Income before income taxes                                     67,589        50,040         49,444
Provision for income taxes                                     26,004        19,257         19,282
                                                             --------      --------       --------
Net income                                                   $ 41,585      $ 30,783       $ 30,162
                                                             ========      ========       ========

Earnings per share - Basic                                   $   2.68      $   2.00       $   1.98
                                                             ========      ========       ========

Earnings per share - Diluted                                 $   2.60      $   1.94       $   1.90
                                                             ========      ========       ========

Weighted average number of shares outstanding - Basic          15,520        15,414         15,264
                                                             ========      ========       ========
Weighted average number of shares outstanding - Diluted        15,994        15,865         15,847
                                                             ========      ========       ========


                 See Notes to Consolidated Financial Statements

                         THE ROBERT MONDAVI CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                    CLASS A           CLASS B                             OTHER
                                  COMMON STOCK     COMMON STOCK                        COMPREHENSIVE       TOTAL
                               -----------------------------------  PAID-IN  RETAINED     INCOME       SHARE-HOLDERS'
                               SHARES    AMOUNT    SHARES  AMOUNT   CAPITAL  EARNINGS     (LOSS)           EQUITY
                               ------    ------    ------  ------   -------  --------  -------------   --------------
Balance at June 30, 1997        7,499    $76,138   7,676   $12,324  $3,289   $146,575    $      --        $238,326
  Net income                                                                   30,162
  Cumulative translation
  adjustment net of tax
  of $(426)                                                                                   (683)
Comprehensive income                                                                                        29,479
  Conversion of Class B
    Common Stock to Class A
    Common Stock                  370        592    (370)     (592)
  Exercise of Class A Common
    Stock Options including
    related tax benefits          163      1,831                     1,487                                   3,318
  Issuance of Class A
    Common Stock                   18        479                                                               479
                                -----    -------   -----   -------  ------   --------    ---------        --------
Balance at June 30, 1998        8,050     79,040   7,306    11,732   4,776    176,737         (683)        271,602
  Net income                                                                   30,783
  Cumulative translation
   adjustment net of tax
   of $55                                                                                       88
Comprehensive income                                                                                        30,871
  Exercise of Class A Common
    Stock Options including
    related tax benefits           85        907                       490                                   1,397
  Issuance of Class A Common
    Common Stock                   17        536                                                               536
                                -----    -------   -----   -------  ------   --------    ---------        --------
Balance at June 30, 1999        8,152     80,483   7,306    11,732   5,266    207,520         (595)        304,406
  Net income                                                                   41,585
  Cumulative translation
   adjustment net of tax
   of $(684)                                                                                (1,015)
Comprehensive income                                                                                        40,570
  Exercise of Class A Common
    Stock Options including
    related tax benefits           73      1,063                       514                                   1,577

  Issuance of Class A
    Common Stock                   49      1,615                                                             1,615
                                -----    -------   -----   -------  ------   --------    ---------        --------
Balance at June 30, 2000        8,274    $83,161   7,306   $11,732  $5,780   $249,105    $  (1,610)       $348,168
                                =====    =======   =====   =======  ======   ========    =========        ========


                 See Notes to Consolidated Financial Statements

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      YEAR ENDED JUNE 30,
                                                             -------------------------------------
                                                               2000          1999           1998
                                                             --------      --------       --------
Cash flows from operating activities:
  Net income                                                 $ 41,585      $ 30,783       $ 30,162
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Deferred income taxes                                         873        (2,892)         3,675
    Depreciation and amortization                              18,901        15,758         13,665
    Equity in net income of joint ventures                     (5,977)       (4,956)        (2,593)
    Other                                                      (2,320)        1,067            283
    Changes in assets and liabilities:
      Accounts receivable--trade                                4,375       (13,381)        (9,434)
      Inventories                                             (37,014)       (5,695)       (60,009)
      Other assets                                              1,038         3,346         (2,646)
      Accounts payable-- trade and accrued expenses             4,216         5,173          7,233
      Deferred revenue                                           (544)       (1,863)           554
      Deferred executive compensation                           1,150           712          1,318
      Other liabilities                                           (85)         (104)          (678)
                                                             --------      --------       --------
  Net cash provided by (used in) operating activities          26,198        27,948        (18,470)
                                                             --------      --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment               (78,005)      (50,827)       (49,525)
  Proceeds from sale of assets                                     --            --          7,440
  Distributions from joint ventures                             5,714         3,251          2,362
  Contributions to joint ventures                             (12,603)          (36)          (218)
                                                             --------      --------       --------
  Net cash used in investing activities                       (84,894)      (47,612)       (39,941)
                                                             --------      --------       --------

Cash flows from financing activities:
  Net additions (repayments) under credit lines                17,800        31,450        (28,300)
  Proceeds from issuance of long-term debt                     50,000            --         95,000
  Principal repayments of long-term debt                      (11,218)      (10,981)        (6,766)
  Proceeds from issuance of Class A Common Stock                  536           536            479
  Exercise of Class A Common Stock options                      1,063           907          1,831
  Other                                                        (1,027)         (387)        (1,300)
                                                             --------      --------       --------
  Net cash provided by financing activities                    57,154        21,525         60,944
                                                             --------      --------       --------

Net increase (decrease) in cash                                (1,542)        1,861          2,533
Cash at the beginning of the year                               4,544         2,683            150
                                                             --------      --------       --------
Cash at the end of the year                                  $  3,002      $  4,544       $  2,683
                                                             ========      ========       ========


                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Robert Mondavi Corporation (RMC) and its consolidated subsidiaries (the Company) are primarily engaged in the production and sale of premium table wine. The Company also sells wine under importing and marketing agreements.

The Company sells its products principally to distributors for resale to restaurants and retail outlets in the United States. A substantial part of the Company's wine sales is concentrated in California and, to a lesser extent, the states of Florida, New York, Massachusetts, Texas, New Jersey and Pennsylvania. Export sales account for approximately 9% of net revenues, with major markets in Canada, Europe and Asia.

A summary of significant accounting policies follows:

Basis of presentation

The consolidated financial statements include the accounts of RMC and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in joint ventures are accounted for using the equity method. Certain fiscal 1999 and 1998 balances have been reclassified to conform with the current year presentation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

Revenue is recognized when the product is shipped and title passes to the customer. Revenue from items sold through the Company's retail locations is recognized at the time of sale. No products are sold on consignment.

In May 2000, the Emerging Issues Task Force released Issue No. 00-14 (EITF 00-14), "Accounting for Certain Sales Incentives." EITF 00-14 is effective in fiscal 2001 and it provides guidance on the recognition, measurement and income statement classification of certain sales incentives. The Company is currently assessing the impact of EITF 00-14 on its consolidated financial statements, and believes that the effect, if any, will not be material to the Company's operating results.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 is effective in fiscal 2001 and it provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material effect on its consolidated financial statements.

Inventories

Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The primary reasons for the change in accounting method are: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company's wines sold, and therefore provides a better method of reporting the Company's results of operations; the FIFO method of accounting reduces intra-year cost of sales volatility; and the FIFO method of accounting provides improved financial comparability to other publicly-traded companies in the industry. The accounting change has been applied to prior years by retroactively restating the financial statements. As a result of this restatement, net income for the year ended June 30, 1998 increased by $1,147, or $0.07 per diluted share.

In accordance with the general practice in the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repairs are expensed as incurred. Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive.

Depreciation and amortization is computed using the straight-line method, with the exception of barrels which are depreciated using an accelerated method, over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the terms of the related lease, whichever is shorter.

Other assets

Other assets include goodwill, loan fees and label design costs. These assets are amortized using the straight-line method over their estimated useful lives or terms of their related loans, not exceeding 40 years.

Advertising costs

Advertising costs are expensed as incurred or the first time the advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized. Advertising expense, including point of sale materials charged to expense, totaled $15,085, $14,662 and $10,688, respectively, for the year ended June 30, 2000, 1999 and 1998.

Income taxes

Deferred income taxes are computed using the liability method. Under the liability method, taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax law or rate changes.

Comprehensive income

The Company's comprehensive income is comprised of net income and foreign currency translation adjustments.

Segment reporting

Management organizes financial information primarily by product line for purposes of making operating decisions and assessing performance. These product lines have been aggregated as a single operating segment in the consolidated financial statements because they share similar economic characteristics, production processes, customer types and distribution methods.

Major customers

The Company sells the majority of its wines through distributors in the United States and through brokers and agents in export markets. There is a common ownership in several distributorships in different states that, when considered to be one entity, represented 30%, 29% and 30%, respectively, of gross revenues for the year ended June 30, 2000, 1999 and 1998. Trade accounts receivable from these distributors at June 30, 2000 and 1999 totaled $18,490 and $29,376, respectively.

Wine futures program

The Company has a wine futures program whereby contracts to buy cased wine are sold to distributors prior to the time the wine is available for shipment. The agreement to deliver the wine in the future is recorded when the Company receives the distributor's deposit representing the total purchase price. Revenue relating to this program is deferred and recognized when the wine is shipped.

Stock-based compensation

The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting. The Company's stock option plans are discussed in Note 9.

Earnings per share

Earnings per share has been computed by dividing net income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards.

In computing basic earnings per share for the years ended June 30, 2000, 1999 and 1998, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for the same periods is identical to the computation of basic earnings per share except that the weighted-average shares outstanding (denominator) has been increased by 474,000, 451,000 and 583,000, respectively, for the year ended June 30, 2000, 1999 and 1998 to include the dilutive effect of stock options outstanding.

Fair value of financial instruments

The fair value of the Company's debt is estimated based on the current market rates available to the Company for debt of the same remaining maturities. At June 30, 2000, the carrying amount and estimated fair value of debt was $310,592 and $302,756, respectively. At June 30, 1999, the carrying amount and estimated fair value of the company's debt was $254,010 and $251,690, respectively.

Derivative financial instruments

The Company has only a limited involvement with derivative financial instruments and does not use them for trading purposes. Forward exchange contracts are used to manage exchange rate risks on certain purchase commitments denominated in foreign currencies. Gains and losses relating to firm purchase commitments are deferred and are recognized as adjustments of carrying amounts or in income when the hedged transaction occurs.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for years beginning after June 15, 2000. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. The Company plans to adopt this statement in fiscal 2001 and does not expect it to have a material effect on the consolidated financial statements.

At June 30, 2000, the Company has outstanding forward exchange contracts to purchase various foreign currencies through June 30, 2001 for the U.S. dollar equivalent of $6,068. Using exchange rates outstanding as of June 30, 2000, the U.S. dollar equivalent of the contracts was $6,104.

NOTE 2  INVENTORIES

Inventories consist of the following:

                                                               JUNE 30,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
Wine in production                                      $186,609       $183,825
Bottled wine                                              92,162         66,682
Crop costs and supplies                                   19,716         11,870
                                                        --------       --------
                                                        $298,487       $262,377
                                                        ========       ========

Wine inventories are valued at the lower of cost or market and inventory costs are determined using the FIFO method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested.


NOTE 3  PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment consist of the following:

                                                                JUNE 30,
                                                         -----------------------
                                                           2000           1999
                                                         -----------    --------
Land                                                     $  59,790      $ 44,711
Vineyards                                                   51,209        32,790
Machinery and equipment                                    176,780       152,026
Buildings                                                   42,700        39,578
Vineyards under development                                 39,753        46,275
Construction in progress                                    50,047        31,441
                                                         -----------    --------
                                                           420,279       346,821
Less--accumulated depreciation                            (108,214)      (97,249)
                                                         --------       --------
                                                         $ 312,065      $249,572
                                                         =========      ========

Included in property, plant and equipment are assets leased under capital leases with cost and accumulated depreciation totaling $6,514 and $3,322, respectively, at June 30, 2000 and $6,514 and $2,878, respectively, at June 30, 1999. Depreciation expense for machinery and equipment under capital leases was $444, $565 and $723 for the year ended June 30, 2000, 1999 and 1998, respectively.

Included in property, plant and equipment is $5,511, $3,513 and $2,645 of interest capitalized for the year ended June 30, 2000, 1999 and 1998, respectively.

NOTE 4  INVESTMENTS IN JOINT VENTURES

During fiscal 2000, the Company purchased an interest in Tenuta dell'Ornellaia (Ornellaia), an Italian winery that produces luxury category premium table wines, for $11,593 in cash and 29,976 shares of the Company's Class A Common Stock. The issuance of these shares represents a non-cash investing activity for purposes of the consolidated statement of cash flows.

Investments in joint ventures are summarized below. The Company's ownership interest in each joint venture is stated within parentheses.

                                                                JUNE 30,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
Opus One (50%)                                           $ 12,360       $ 11,720
Caliterra (50%)                                             5,769          6,418
LDV (50%)                                                   2,688          1,482
Ornellaia (49%)                                            11,280             --
Other                                                         623            504
                                                         --------       --------
                                                         $ 32,720       $ 20,124
                                                         ========       ========

The condensed combined balance sheets and statements of operations of the joint ventures, along with the Company's proportionate share, are summarized as follows:

BALANCE SHEETS

                                                       COMBINED                PROPORTIONATE SHARE
                                                       JUNE 30,                     JUNE 30,
                                                -----------------------      -----------------------
                                                  2000           1999          2000           1999
                                                --------       --------      --------       --------
Current assets                                  $ 53,930       $ 41,268      $ 26,894       $ 20,634
Other assets                                      58,689         47,566        29,230         23,783
                                                --------       --------      --------       --------
    Total assets                                $112,619       $ 88,834      $ 56,124       $ 44,417
                                                ========       ========      ========       ========

Current liabilities                             $ 30,999     $   24,874      $ 15,469       $ 12,437
Other liabilities                                 25,610         23,350        12,773         11,675
Venturers' equity                                 56,010         40,610        27,882         20,305
                                                --------       --------      --------       --------
    Total liabilities and venturers' equity     $112,619       $ 88,834      $ 56,124       $ 44,417
                                                ========       ========      ========       ========

The Company's investments in joint ventures differ from the amount that would be obtained by applying the Company's ownership interest to the venturers' equity of these entities due to preferred capital accounts and capital account differences specified in the joint venture agreements.

STATEMENTS OF OPERATIONS

                                    COMBINED                        PROPORTIONATE SHARE
                              YEAR ENDED JUNE 30,                   YEAR ENDED JUNE 30,
                        ---------------------------------     ---------------------------------
                          2000         1999        1998         2000         1999        1998
                        --------     --------    --------     --------     --------    --------
Net revenues            $ 56,491     $ 40,040    $ 37,417     $ 28,932     $ 20,020    $ 18,671
Cost of goods sold        21,367       14,624      15,267       11,290        7,312       7,634
                        --------     --------    --------     --------     --------    --------
Gross profit              35,124       25,416      22,150       17,642       12,708      11,037
Other expenses            21,996       15,670      16,817       11,276        7,835       8,356
                        --------     --------    --------     --------     --------    --------
Net income              $ 13,128     $  9,746    $  5,333     $  6,366     $  4,873    $  2,681
                        ========     ========    ========     ========     ========    ========

NOTE 5  EMPLOYEE COMPENSATION AND RELATED COSTS

The Company has a tax-qualified defined contribution retirement plan (the Plan) which covers substantially all of its employees. Company contributions to the Plan are 7% of eligible compensation paid to participating employees. Company contributions to the Plan were $2,736, $2,219 and $2,411 for the year ended June 30, 2000, 1999 and 1998, respectively. Contributions to the Plan are limited by the Internal Revenue Code. The Company has a non-qualified supplemental executive retirement plan to restore contributions limited by the Plan. This plan is administered on an unfunded basis. The unfunded liability related to this plan totaled $1,665 and $1,377 at June 30, 2000 and 1999, respectively.

The Company has a deferred compensation plan with certain key executives, officers and directors. Under the provisions of this plan, participants may elect to defer up to 100% of their eligible compensation and earn a guaranteed interest rate on their deferred amounts, which was approximately 8.7% and 8.5% for the year ended June 30, 2000 and 1999, respectively. The Company's liability under this plan totaled $2,262 and $1,544 at June 30, 2000 and 1999, respectively. Amounts deferred are held within a Rabbi Trust for the benefit of the participants. These funds and the accumulated interest are included in other assets.

The Company also has a deferred executive incentive compensation plan with certain present and past key officers. Under the provisions of this plan, units were awarded to participants at the discretion of the Board of Directors. The units each earn a percentage of Company profits as defined by the plan over a five year vesting period. In February 1993, the Board of Directors determined that no future units will be awarded under the plan; however, the plan remains in place with respect to existing units. Subject to participant election for deferral of payments and payment terms for participants no longer in the plan, the accrued amounts are distributable in cash when fully vested. The compensation earned on the units and accumulated interest on fully vested amounts not distributed, are accrued but unfunded. The unfunded liability related to this plan totaled $6,466 and $6,138 at June 30, 2000 and 1999, respectively.


NOTE 6 LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

Long-term debt consists of the following:

                                                                                        JUNE 30,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------       --------
Long-term unsecured credit lines                                                 $ 60,000       $ 61,900
Fixed rate secured term loans;
  interest rates 8.00% to 10.00% at June 30, 2000;
  principal and interest payable monthly; due 2001--2005                           14,218         15,520
Fixed rate unsecured term loans;
  interest rate 8.92% at June 30, 2000;
  principal and interest payable quarterly; due 2004                               26,467         31,300
Fixed rate unsecured term loans;
  interest rate 7.39% at June 30, 2000;
  principal and interest payable semiannually; due 2006                            41,178         45,589
Fixed rate unsecured term loans;
  interest rate 6.71% at June 30, 2000; interest payable semiannually through
  July 29, 2006; principal payable annually and interest payable semiannually
  from January 29, 2007; due 2013                                                  95,000         95,000
Fixed rate unsecured term loans;
  interest rate 7.93% at June 30, 2000;
  interest payable semiannually through March 29, 2010; due 2010                   50,000             --
Capitalized lease obligations;
 interest rates 6.96% to 8.00% at June 30, 2000;
 principal and interest payable quarterly; due 2002--2010                           4,029          4,701
                                                                                 --------       --------
                                                                                  290,892        254,010
Less--current portion                                                             (10,102)       (10,252)
                                                                                 --------       --------
                                                                                 $280,790       $243,758
                                                                                 ========       ========

Aggregate annual maturities of long-term debt at June 30, 2000, are as follows:

     YEAR ENDING
      JUNE 30,
     -----------
        2001                                                    $ 10,102
        2002                                                      75,734
        2003                                                      12,525
        2004                                                       8,725
        2005                                                      17,865
        Thereafter                                               165,941
                                                                --------
                                                                $290,892
                                                                ========

The Company has unsecured credit lines with two banks that provide for both short-term and long-term borrowings. The short-term credit lines expire on December 21, 2000 and December 23, 2000 and have maximum credits available of $36,500 and $55,000, respectively. The long-term credit lines expire on December 31, 2001 and December 31, 2002 and have maximum credit available of $40,000 and $20,000, respectively. The credit lines bear interest, which is payable monthly, at rates determined under various bank interest programs, ranging from 5.55% to 9.00% at June 30, 2000. The Company had $19,700 outstanding under its short-term credit lines as of June 30, 2000. There were no borrowings outstanding under the short-term credit lines as of June 30, 1999.

On March 28, 2000, the Company entered into unsecured term loans totaling $50,000 that bear interest, payable semiannually, at a fixed rate of 7.93%. The proceeds from these loans were used to pay down credit line borrowings.

Property, plant and equipment with a net book value of approximately $25,564 at June 30, 2000, is pledged as collateral for long-term debt. The terms of the unsecured credit lines and certain long-term debt agreements include covenants that require the maintenance of various minimum financial ratios and other covenants. The most restrictive of these covenants requires the ratio of net tangible assets to debt maturing in excess of one year to be 1.75 to 1 or greater. The Company was in compliance with all such covenants during the year ended June 30, 2000.

NOTE 7  INCOME TAXES

The provision for income taxes consists of the following:

                                                   YEAR ENDED JUNE 30,
                                          -------------------------------------
                                            2000          1999           1998
                                          --------      --------       --------
Current:
  Federal                                 $ 21,502      $ 19,684       $ 13,377
  State                                      3,629         2,465          2,230
                                          --------      --------       --------
                                            25,131        22,149         15,607
                                          --------      --------       --------
Deferred:
  Federal                                      877        (2,428)         3,136
  State                                         (4)         (464)           539
                                          --------      --------       --------
                                               873        (2,892)         3,675
                                          --------      --------       --------
                                          $ 26,004      $ 19,257       $ 19,282
                                          ========      ========       ========

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income before taxes, due to the following:

                                                                      YEAR ENDED JUNE 30,
                                                               -----------------------------------
                                                                2000          1999           1998
                                                               ------        ------         ------
Federal statutory rate                                           35.0%         35.0%          35.0%
State income taxes, net of federal benefit                        3.5           2.6            3.6
Permanent differences                                             0.5           0.5            0.5
Other                                                            (0.5)          0.4           (0.1)
                                                               ------        ------         ------
                                                                 38.5%         38.5%          39.0%
                                                               ======        ======         ======

The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances are as follows:

                                                                           JUNE 30,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------
GROSS DEFERRED TAX ASSETS
  Liabilities and accruals                                          $ (3,220)      $ (2,374)
  Deferred compensation                                               (3,542)        (3,159)
  Tax credits                                                           (692)          (692)
                                                                    --------       --------
    Gross deferred tax assets                                         (7,454)        (6,225)
                                                                    --------       --------
GROSS DEFERRED TAX LIABILITIES
  Property, plant and equipment                                       26,338         20,042
  Retirement plans                                                       821            766
  Inventories                                                            957          4,555
  Receivables                                                            217            326
  Investments in joint ventures                                          706          1,384
  State taxes                                                            358            334
                                                                    --------       --------
    Gross deferred tax liabilities                                    29,397         27,407
                                                                    --------       --------
      Net deferred tax liability                                    $ 21,943       $ 21,182
                                                                    ========       ========

The Company has foreign tax credits at June 30, 2000 that can be utilized upon repatriation of foreign source earnings and can be carried forward five years thereafter.

During the year ended June 30, 2000 and 1999, the Company recognized certain tax benefits related to stock option plans in the amount of $514 and $490, respectively. These benefits were recorded as a decrease in income taxes payable and an increase in paid-in capital.

NOTE 8  SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of Preferred Stock, Class A Common Stock and Class B Common Stock.

During the second quarter of fiscal 1998, 370,000 shares of Class B Common Stock, owned by a major shareholder, were converted into 370,000 shares of Class A Common Stock. The conversion of the shares represents a non-cash financing activity for purposes of the consolidated statement of cash flows.

Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes on all matters submitted to a vote of the shareholders. The holders of the Class A Common Stock, voting as a separate class, elect 25% of the total Board of Directors of the Company and the holders of the Class B Common Stock, voting as a separate class, elect the remaining directors.

All shares of common stock share equally in dividends, except that any stock dividends are payable only to holders of the respective class. If dividends or distributions payable in shares of stock are made to either class of common stock, a pro rata and simultaneous dividend or distribution payable in shares of stock must be made to the other class of common stock. Upon liquidation, dissolution or winding up of the Company, after distributions as required to the holders of outstanding Preferred Stock, if any, all shares of Class A and Class B Common Stock share equally in the remaining assets of the Company available for distribution.

The holders of the outstanding shares of Class B Common Stock and the Company are parties to a Stock Buy-Sell Agreement. Subject to the provisions of the Buy-Sell Agreement, each share of Class B Common Stock is convertible at the option of the holder into Class A Common Stock on a share-for-share basis. The Class A Common Stock is not convertible.

Included in retained earnings at June 30, 2000, is $7,077 of undistributed income from joint ventures that has been accounted for using the equity method.


NOTE 9  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company has stock option plans and an employee stock purchase plan that are described below. The Company accounts for its plans using the intrinsic value-based method of accounting and no compensation cost has been recognized for its stock option plans or its employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under those plans, net income would have been $38,903, $28,738 and $28,840, respectively, and earnings per diluted share would have been $2.43, $1.81, and $1.82, respectively, for the year ended June 30, 2000, 1999 and 1998.

For purposes of calculating compensation cost using the fair value-based method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively: dividend yield of 0% for all years; expected volatility of 50%, 50% and 49%; risk-free interest rates of 5.70%, 4.79% and 6.26%; and expected lives of three to five years for all years.

Stock Option Plans

The Company has two stock option plans: the 1993 Equity Incentive Plan for key employees and the 1993 Non-Employee Directors' Stock Option Plan for non-employee members of the Company's Board of Directors (the Board).

Under the Equity Incentive Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options for up to 2,585,294 shares of Class A Common Stock. Incentive stock options may not be granted for less than the fair market value of the Class A Common Stock at the date of grant. Non-qualified stock options may not be granted for less than 50% of the fair market value of the Class A Common Stock at the date of grant. The stock options are exercisable over a period determined by the Board at the time of grant, but no longer than ten years after the date they are granted.

Under the Non-Employee Directors' Stock Option Plan, the Company is authorized to grant options for up to 100,000 shares of Class A Common Stock. These options may not be granted for less than the fair market value of the Class A Common Stock at the date of grant. Non-employee directors are granted options when they are elected for the first time to the Board. These options become exercisable over five years from the date of grant and expire ten years after the date of grant. Incumbent non-employee directors are granted options annually on the date of the Annual Meeting of Shareholders. These options vest in twelve equal monthly installments and expire ten years after the date of grant.

A summary of the Company's stock option plans is presented below:

                                          June 30, 2000                    June 30, 1999
                                    ------------------------         ---------------------------
                                                    Weighted                          Weighted
                                                     Average                          Average
                                                    Exercise                           Exercise
                                     Options          Price            Options         Price
                                    ---------       --------          ---------       ---------
Outstanding at beginning of         1,638,721         $22.89          1,315,733        $21.73
year
Granted                               243,160          36.11            419,425         23.98
Exercised                             (73,398)         14.48            (84,916)        10.68
Forfeited                             (86,435)         29.15            (11,521)        13.89
                                    ---------         ------          ---------        ------
Outstanding at end of year          1,722,048         $24.80          1,638,721        $22.89
                                    =========         ======          =========        ======

Options exercisable at year end     1,239,932         $22.26          1,140,183        $20.43


The following table summarizes information about stock options outstanding at June 30, 2000:

                                 Options Outstanding
                       ---------------------------------------         Options Exercisable
                                     Weighted                         ---------------------
                                      Average        Weighted                      Weighted
                                     Remaining        Average                       Average
    Range of                       Contractual       Exercise                      Exercise
Exercise Prices         Options        Life            Price           Options      Price
---------------         -------    -----------       ---------         -------     --------
$38.01 to $52.00        193,906     7.23 years         $51.03          147,336       $51.00
  15.01 to 38.00        893,941     7.57 years          28.56          458,395        27.93
  11.01 to 15.00        536,083     2.69 years          12.09          536,083        12.09
   7.00 to 11.00         98,118     4.20 years           8.12           98,118         8.12
                      ---------     ----------         ------        ---------       ------
   7.00 to 52.00      1,722,048     5.82 years         $24.80        1,239,932       $22.26
                      =========     ==========         ======        =========       ======

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Board will from time to time grant rights to eligible employees to purchase Class A Common Stock. Under this plan, the Company is authorized to grant rights to purchase up to 300,000 shares of Class A Common Stock. The purchase price is the lower of 85% of the fair market value on the date the Company grants the right to purchase or 85% of the fair market value on the date of purchase. Employees, through payroll deductions of no more than 15% of their base compensation, may exercise their rights to purchase for the period specified in the related offering. During the year ended June 30, 2000, 1999 and 1998, shares totaling 19,273, 16,622 and 17,819, respectively, were issued under the Employee Stock Purchase Plan at average prices of $27.80 per share, $32.27 per share and $26.90 per share, respectively.


NOTE 10  REORGANIZATION AND OTHER NON-RECURRING ITEMS

During fiscal 2000, the Company recorded a gain of approximately $2,500 related to the sale and acquisition of vineyards and vineyard land through a non-monetary exchange of assets. This asset exchange represents a non-cash investing activity for purposes of the consolidated statement of cash flows.

During the second quarter of fiscal 1999, the Company implemented a series of operational and organizational changes aimed at improving its competitiveness and resources for investing in vineyards and wineries and providing stronger marketing support for its wines. These changes included the reduction of approximately 4% of the Company's workforce; the centralization of various support functions; the write-down of excess imported wine inventory; and the write-off of certain vineyard assets. As a result of these operational and organizational changes, the Company recorded one-time charges totaling $6,000, or $0.23 per diluted share, during the second quarter of fiscal 1999.

The Company eliminated 36 positions, primarily in Napa Valley winery operations and in the administrative areas. These job eliminations, combined with the centralization of finance, logistics, purchasing and customer service, are intended to make the Company more efficient without affecting wine quality or service levels. As a result of these organizational changes, the Company incurred $1,500 of employee separation expenses during fiscal 1999. All severance payments were made as of June 30, 1999.

The Company also completed a strategic review of its product portfolio in fiscal 1999 and decided to focus more of its resources on the Company's core brands:
Robert Mondavi Winery, Robert Mondavi Coastal and Woodbridge. As a result, the Company lowered its sales growth expectations for its Vichon Mediterranean brand. Based on revised sales forecasts, the Company determined it had approximately 475,000 gallons of excess imported wine inventory. Accordingly, the Company wrote-down the excess inventory to its fair market value based on current market prices and recent sales of similar wine inventory. The resulting $4,000 write-down was included in cost of goods sold in fiscal 1999. At June 30, 2000, the Company had completed the sale of the excess inventory and fully utilized the corresponding inventory reserve.

The Company also decided to prioritize the replanting of its internal vineyards during fiscal 1999. As a result, the Company accelerated the removal of certain vineyards for replant. The net book value of the vineyards removed totaled $500, which was included in cost of goods sold in fiscal 1999.

NOTE 11  COMMITMENTS AND CONTINGENCIES

The Company leases some of its office space, warehousing facilities, vineyards and equipment under non-cancelable operating leases. Certain of these leases have options to renew. Rental expense amounted to $5,108, $4,163 and $3,789, respectively, for the year ended June 30, 2000, 1999 and 1998. The Company also leases land, machinery and equipment under capital leases. The minimum rental payments under non-cancelable operating and capital leases at June 30, 2000 are as follows:

        YEAR ENDING                                        CAPITAL    OPERATING
           JUNE 30,                                         LEASES       LEASES
        -----------                                       ---------   ----------
            2001                                          $   1,011   $    2,859
            2002                                                995        2,677
            2003                                                655        2,423
            2004                                                144        2,370
            2005                                                144        2,876
         Thereafter                                           2,592       14,749
                                                          ---------   ----------
                                                              5,541   $   27,954
                                                                      ==========
Less amount representing interest                            (1,512)
                                                          ---------
Present value of minimum lease payments                   $   4,029
                                                          =========


Interest expense on capital lease obligations was $331, $385 and $431 for the year ended June 30, 2000, 1999 and 1998, respectively.

The Company maintains master lease facilities that provide the capacity to fund up to $105,000. The combined facilities enable the Company to lease certain real property (the Property) to be constructed or acquired. The leases have initial terms of three years, after a development period of three years, with options to renew. Rent obligations for the Property commence on various dates. The Company may, at its option, purchase the Property during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor for the Property. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the Property as determined by the agreement, which was approximately $25,440 at June 30, 2000. At June 30, 2000, $30,651 of the combined facilities had been utilized.

The Company has contracted with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. While most of these contracts call for prices to be determined by market conditions, several long-term contracts provide for minimum grape or bulk wine purchase prices.

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, results of its operations, or cash flows.


NOTE 12  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized, was $16,026, $14,382 and $9,853 for the year ended June 30, 2000, 1999 and 1998, respectively. Cash paid for income taxes was $27,796, $22,149 and $16,800 for the year ended June 30, 2000, 1999 and 1998, respectively.

Non-cash investing activities not included in the statements of cash flows include the issuance of stock as part of the acquisition of a minority interest in Ornellaia (Note 4) and a non-monetary exchange of assets (Note 10) during fiscal 2000.

Non-cash financing activities not included in the statements of cash flows include the conversions of stock in fiscal 1998 (Note 8) and the tax benefits related to stock option plans in fiscal 2000, 1999 and 1998 (Note 7).

NOTE 13  QUARTERLY HIGHLIGHTS (UNAUDITED)

Selected highlights for each of the fiscal quarters during the year ended June 30, 2000 and 1999 are as follows:

                                                        1ST       2ND          3RD       4TH
                                                      QUARTER   QUARTER      QUARTER   QUARTER
                                                      -------   --------     -------  --------
Year ended June 30, 2000:
  Net revenues                                        $80,896   $122,166     $99,409  $125,252
  Gross profit                                         38,420     56,137      46,018    60,655
  Net income                                            9,263     14,625       8,309     9,388
  Earnings per share - Basic                              .60        .94         .53       .61
  Earnings per share - Diluted                            .58        .92         .52       .58

Year ended June 30, 1999:
  Net revenues                                        $71,361   $104,871     $89,161  $105,184
  Gross profit                                         32,473     42,752      40,816    49,135
  Net income                                            7,996      6,455       7,505     8,827
  Earnings per share - Basic                              .52        .42         .49       .57
  Earnings per share - Diluted                            .51        .41         .47       .55


NOTE 14  SUBSEQUENT EVENT

On July 13, 2000, the Company acquired 100% of the outstanding shares of Arrowood Vineyards & Winery. The acquisition will be accounted for as a purchase; accordingly, the purchase price of approximately $18,000 will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The Company also has the option to purchase certain tangible assets, including vineyards and winery facilities, within the next five years for $12,000. In addition, the Company entered into a long-term licensing agreement for use of the Arrowood and Grand Archer brand names that includes an option to purchase the brand names for approximately $15,000, which will be adjusted for certain financial performance measures, in 2010.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from pages 2-4 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 3, 2000, as filed with the Securities and Exchange Commission.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from pages 7-11 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 3, 2000, as filed with the Securities and Exchange Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information required by this item is incorporated by reference from pages 5-6 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 3, 2000, as filed with the Securities and Exchange Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from page 12 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 3, 2000, as filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

        (a)     The following documents are filed as part of this report:


                                                                                       PAGE
                                                                                       ----
                1) FINANCIAL STATEMENTS:                                               PAGE

                   Report of Independent Accountants                                     12

                   Consolidated Balance Sheets as of June 30, 2000 and 1999              13

                   Consolidated Statements of Income for the years ended
                     June 30, 2000, 1999 and 1998                                        14

                   Consolidated Statements of Changes in Shareholders' Equity
                     for the years ended June 30, 2000, 1999 and 1998                    15

                   Consolidated Statements of Cash Flows for the years
                     ended June 30, 2000, 1999 and 1998                                  16

                   Notes to Consolidated Financial Statements                         17-29

                2) FINANCIAL STATEMENT SCHEDULES:

                   Schedule II  Valuation and Qualifying Accounts                        33

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

        (b)    No reports on Form 8-K were filed during the quarter ended June
               30, 2000.

                           ROBERT MONDAVI CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)


                                                      ADDITIONS
                                                ----------------------
                                   BALANCE AT   CHARGED TO     CHARGED                   BALANCE
                                    BEGINNING    COSTS AND    TO OTHER                   AT END
                                     OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS     OF YEAR
                                   ----------   ----------    --------    ----------     -------
YEAR ENDED JUNE 30, 1998:
Allowance for uncollectible
  accounts                              500            9           --            9(1)        500
Inventory reserves for write down
  to net realizable value             1,162        1,662           --          705         2,119

YEAR ENDED JUNE 30, 1999:
Allowance for uncollectible
accounts                                500            5           --            5(1)        500
Inventory reserves for write down
  to net realizable value             2,119        5,220           --        4,318         3,021

YEAR ENDED JUNE 30, 2000:
Allowance for uncollectible
accounts                                500          276           --          276(1)        500
Inventory reserves for write down
  to net realizable value             3,021          396           --        1,953         1,464


Notes:

(1)  Balances written off as uncollectible.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE ROBERT MONDAVI CORPORATION

                                                By     /s/ HENRY J. SALVO, JR.
                                                       -----------------------
                                                       Henry J. Salvo, Jr.,
                                                       Senior Vice President and
                                                       Chief Financial Officer

        Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----
/s/ ROBERT G. MONDAVI
------------------------
Robert G. Mondavi            Chairman of the Board                          September 28, 2000

/s/ R. MICHAEL MONDAVI
------------------------
R. Michael Mondavi           President and Director
                             (Principal Executive Officer)                  September 28, 2000

/s/ TIMOTHY J. MONDAVI
------------------------
Timothy J. Mondavi           Managing Director, Winegrower and Director     September 28, 2000

/s/ GREGORY M. EVANS
------------------------
Gregory M. Evans             Chief Operating Officer                        September 28, 2000

/s/ HENRY J. SALVO, JR.
------------------------
Henry J. Salvo, Jr.          Chief Financial Officer
                             (Principal Financial and Accounting Officer)   September 28, 2000

/s/ MARCIA MONDAVI BORGER
------------------------
Marcia Mondavi Borger        Director                                       September 28, 2000

/s/ FRANK E. FARELLA
------------------------
Frank E. Farella             Director                                       September 28, 2000

/s/ PHILIP GREER
------------------------
Philip Greer                 Director                                       September 28, 2000

/s/ BARTLETT R. RHOADES
------------------------
Bartlett R. Rhoades          Director                                       September 28, 2000

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------
               (1) Exhibit 3.1   Restated Articles of Incorporation

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

        (b)    No reports on Form 8-K were filed during the quarter ended June
               30, 2000.