Form 10-Q
period 2000-09-30
MONDAVI ROBERT CORP
filed 2000-11-14
CIK 902276

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ___________________

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

                                    Yes [X] No [ ]

As of October 31, 2000, there were issued and outstanding 8,373,260 shares of the issuer's Class A Common Stock and 7,302,057 shares of the issuer's Class B Common Stock.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                        SEPTEMBER 30,    JUNE 30,
                                                                           2000            2000
                                                                         ---------       ---------
                                                                         UNAUDITED
Current assets:
  Cash and cash equivalents                                              $      --       $   3,002
  Accounts receivable--trade, net                                           66,582          77,662
  Inventories                                                              377,525         298,487
  Prepaid expenses and other current assets                                  7,828           4,331
                                                                         ---------       ---------
        Total current assets                                               451,935         383,482

Property, plant and equipment, net                                         323,041         312,065
Investments in joint ventures                                               35,984          32,720
Other assets                                                                10,606           6,676
                                                                         ---------       ---------
        Total assets                                                     $ 821,566       $ 734,943
                                                                         =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Book overdraft                                                         $  11,587        $     --
  Notes payable to banks                                                    18,028          19,700
  Accounts payable--trade                                                   81,495          24,540
  Employee compensation and related costs                                   12,493          13,725
  Other accrued expenses                                                    10,863           7,250
  Current portion of long-term debt                                         10,143          10,102
  Deferred taxes                                                                --              93
                                                                         ---------       ---------
        Total current liabilities                                          144,609          75,410

Long-term debt, less current portion                                       276,121         280,790
Deferred income taxes                                                       28,277          21,850
Deferred executive compensation                                              9,342           8,575
Other liabilities                                                            3,956             150
                                                                         ---------       ---------
        Total liabilities                                                  462,305         386,775
                                                                         ---------       ---------
Commitments and contingencies Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares             --              --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--8,366,069 and 8,274,235 shares                  84,340          83,161
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--7,302,057 and 7,306,012 shares                  11,726          11,732
Paid-in capital                                                              6,560           5,780
Retained earnings                                                          258,954         249,105
Accumulated other comprehensive income:
    Cumulative translation adjustment                                       (2,319)         (1,610)
                                                                         ---------       ---------
                                                                           359,261         348,168
                                                                         ---------       ---------
        Total liabilities and shareholders' equity                       $ 821,566       $ 734,943
                                                                         =========       =========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            -------------------------
                                                               2000            1999
                                                            ---------       ---------
Gross revenues                                              $ 101,823       $  84,576
Less excise taxes                                               4,545           3,680
                                                            ---------       ---------
Net revenues                                                   97,278          80,896
Cost of goods sold                                             52,857          42,476
                                                            ---------       ---------
Gross profit                                                   44,421          38,420
Selling, general and administrative expenses                   29,007          23,013
                                                            ---------       ---------
Operating income                                               15,414          15,407
Other income (expense):
  Interest                                                     (4,251)         (3,187)
  Equity in net income of joint ventures                        5,441           2,873
  Other                                                          (589)            (32)
                                                            ---------       ---------
Income before income taxes                                     16,015          15,061
Provision for income taxes                                      6,166           5,798
                                                            ---------       ---------
Net income                                                  $   9,849       $   9,263
                                                            =========       =========

Earnings per share--Basic                                   $     .63       $     .60
                                                            =========       =========
Earnings per share--Diluted                                 $     .61       $     .58
                                                            =========       =========

Weighted average number of shares outstanding--Basic           15,617          15,469
                                                            =========       =========
Weighted average number of shares outstanding--Diluted         16,084          15,978
                                                            =========       =========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
Cash flows from operating activities:
  Net income                                                    $  9,849       $  9,263
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income taxes                                            465           (859)
    Depreciation and amortization                                  4,990          4,437
    Equity in net income of joint ventures                        (5,441)        (2,873)
    Other                                                            204             (5)
    Changes in assets and liabilities:
      Accounts receivable--trade                                  11,737         19,044
      Inventories                                                (58,855)       (32,902)
      Other assets                                                (3,226)        (1,459)
      Accounts payable--trade and accrued expenses                59,730         26,644
      Deferred executive compensation                                767            519
      Other liabilities                                             (194)           (26)
                                                                --------       --------
  Net cash provided by operating activities                       20,026         21,783
                                                                --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                  (14,420)       (23,637)
  Business acquisition                                           (14,191)            --
  Distributions from joint ventures                                   --          1,250
  Contributions to joint ventures                                    (27)            (9)
                                                                --------       --------
  Net cash used in investing activities                          (28,638)       (22,396)
                                                                --------       --------

Cash flows from financing activities:
  Book overdraft                                                  11,587          9,102
  Net repayments under credit lines                               (3,600)        (9,500)
  Principal repayments of long-term debt                          (3,644)        (3,754)
  Exercise of Class A Common Stock options                         1,173            221
  Other                                                               94             --
                                                                --------       --------
  Net cash provided by (used in) financing activities              5,610         (3,931)
                                                                --------       --------

  Net decrease in cash and cash equivalents                       (3,002)        (4,544)
  Cash and cash equivalents at the beginning of the period         3,002          4,544
                                                                --------       --------
  Cash and cash equivalents at the end of the period            $     --       $     --
                                                                ========       ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2000, its results of operations for the three month periods ended September 30, 2000 and 1999 and its cash flows for the three month periods ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 2000, on file at the Securities and Exchange Commission. Certain fiscal 2000 balances have been reclassified to conform with the current year presentation.


NOTE 2 ACQUISITION

On July 13, 2000, the Company acquired 100% of the outstanding shares of Arrowood Vineyards & Winery (Arrowood). The acquisition has been accounted for using the purchase method of accounting with the allocation of purchase price to assets and liabilities acquired made using estimated fair values at the date of acquisition. The Company also has the option to purchase certain tangible assets, including vineyards and winery facilities, within the next five years for $12,000. In addition, the Company entered into a long-term licensing agreement for use of the Arrowood and Grand Archer brand names that includes an option to purchase the brand names for approximately $15,000, which will be adjusted for certain financial performance measures, in 2010.


NOTE 3 INVENTORIES

Inventories consist of the following:

                             SEPTEMBER,    JUNE 30,
                               2000          2000
                             --------      --------
                            UNAUDITED
Wine in production           $254,501      $186,609
Bottled wine                  111,522        92,162
Crop costs and supplies        11,502        19,716
                             --------      --------
                             $377,525      $298,487
                             ========      ========

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested. Included in inventory at September 30, 2000, was $14,061 of inventory cost step-up remaining from applying purchase accounting to the acquisition of Arrowood.

NOTE 4  COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 2000 and 1999 were as follows:

                                                               UNAUDITED
                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ---------------------
                                                           2000         1999
                                                         -------       -------
Net income                                               $ 9,849       $ 9,263
Foreign currency translation adjustment, net of tax         (709)         (130)
                                                         -------       -------
Comprehensive income                                     $ 9,140       $ 9,133
                                                         =======       =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company recorded inventory step-up charges associated with business acquisitions in fiscal 2001 and 2000. Under purchase accounting, the purchase price is allocated to the assets and liabilities of the acquired company based on their estimated fair market values at the time of the transaction. When the inventory acquired is subsequently sold in the normal course of business, costs of the inventory are charged to cost of goods sold, including the amount of the inventory step-up (the difference between the original book value of the inventory and the fair market value of the inventory upon acquisition). The inventory step-up charges reduce the Company's reported net income. The adjusted figures discussed throughout this report, which better reflect the results of the Company's ongoing operations, exclude these inventory step-up charges.

FIRST QUARTER OF FISCAL 2001 COMPARED TO FIRST QUARTER OF FISCAL 2000

NET REVENUES Net revenues increased by 20.3%, reflecting a 22.7% increase in sales volume that was driven by the Woodbridge and Robert Mondavi Coastal brands. Net revenues per case decreased by 2.0% to $49.49 per case, reflecting the shift in sales mix to Woodbridge and Robert Mondavi Coastal, which have lower net revenues per case.

COST OF GOODS SOLD Cost of goods sold as reported increased by 24.4%. Adjusted cost of goods sold increased by 21.8%, reflecting increased sales volume that was partially offset by a shift in sales mix to wines with lower average costs per case.

GROSS PROFIT As a result of the above factors, the reported gross profit percentage was 45.7% compared to 47.5% last year. The adjusted gross profit percentage was 46.8% compared to 47.5% last year.

OPERATING EXPENSES Operating expenses increased by 26.0% and the ratio of operating expenses to net revenues increased to 29.8% from 28.4% a year ago. These increases were primarily attributable to increased promotional spending, start-up costs related to the Golden Vine Winery and To-Kalon projects and the addition of operating expenses from recent business acquisitions.

INTEREST Interest expense increased by 33.4% due to increased average borrowings outstanding associated with facility expansion, business acquisitions and the To-Kalon and Golden Vine Winery projects.

EQUITY IN NET INCOME OF JOINT VENTURES Equity in net income of joint ventures as reported increased by 89.4% to $5.4 million due mainly to improved income from Opus One during the period. A significant portion of the improvement during the period related to an earlier Opus One fall release. Adjusted equity in net income of joint ventures increased by 134.9% to $6.7 million, reflecting the Opus One improvement and adjusted equity income from the Company's recent investment in Ornellaia.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $9.8 million, or $0.61 per diluted share, compared to $9.3 million, or $0.58 per diluted share, a year ago. Adjusted net income totaled $11.3 million, or $0.70 per diluted share, compared to $9.3 million, or $0.58 per diluted share, a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $3.0 million during the first three months of fiscal 2001 as cash used in investing activities exceeded cash provided by operating and financing activities. Cash provided by operations totaled $20.0 million, reflecting net income, net of depreciation and amortization; an increase in inventory required to support anticipated future growth; and seasonal changes in accounts receivable and accounts payable. Cash used in investing activities totaled $28.6 million, reflecting the Arrowood acquisition, vineyard development and facility expansion and renovation. Cash provided by financing activities totaled $5.6 million, reflecting an increase in borrowings, net of cash.

On July 13, 2000, the Company acquired 100% of the outstanding shares of Arrowood Vineyards & Winery. The acquisition was accounted for using the purchase method of accounting.

The Company maintains master lease facilities that provide the capacity to fund up to $132.0 million. The combined facilities enable the Company to lease certain real property (the Property) to be constructed or acquired. At September 30, 2000, $41.7 million of the combined facilities had been utilized.

The Company's short-term credit lines expire in December 2000. The Company expects to renew the short-term credit lines for at least their current availability of $91.5 million.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                1) Exhibits:

                Exhibit 27 Financial Data Schedule

                2) Form 8-K:

                No reports on Form 8-K were filed during the quarter ended September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE ROBERT MONDAVI CORPORATION

Dated:  November 14, 2000             By /s/  HENRY J. SALVO, JR.
                                         ------------------------
                                         Henry J. Salvo, Jr.,
                                         Chief Financial Officer


                           FORWARD-LOOKING STATEMENTS

The above Form 10-Q and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, the premium wine grape market, the premium wine industry and the Company's anticipated future investment in vineyards and other capital projects. Actual results may differ materially from these expectations. Among other things, reduced consumer spending or a change in consumer preferences could reduce demand for the Company's wines. Similarly, competition from numerous domestic and foreign vintners could affect the Company's volume and revenue growth outlook, as could attendance projections at Disney's California Adventure theme park. The price of grapes, the Company's single largest product cost, is beyond the Company's control and higher grape costs may put more pressure on the Company's gross profit margin than is currently forecast. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, on file with the Securities and Exchange Commission. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.