Form 10-Q
period 2000-12-31
MONDAVI ROBERT CORP
filed 2001-02-14
CIK 902276

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  December 31, 2000
                                -----------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission File Number:                     33-61516
                       --------------------------------------------------------

                         THE ROBERT MONDAVI CORPORATION

    Incorporated under the laws                I.R.S. Employer Identification:
      of the State of California                          94-2765451

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

As of January 31, 2001, there were issued and outstanding 8,775,598 shares of the issuer's Class A Common Stock and 7,187,057 shares of the issuer's Class B Common Stock.

================================================================================

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                        DECEMBER 31,     JUNE 30,
                                                                           2000            2000
                                                                           ----            ----
                                                                         UNAUDITED
                                                                         ---------       ---------
Current assets:
  Cash and cash equivalents                                              $      --       $   3,002
  Accounts receivable--trade, net                                           91,089          77,662
  Inventories                                                              403,372         298,487
  Prepaid expenses and other current assets                                 12,300           4,331
                                                                         ---------       ---------
        Total current assets                                               506,761         383,482

Property, plant and equipment, net                                         329,669         312,065
Investments in joint ventures                                               33,642          32,720
Other assets                                                                10,485           6,676
                                                                         ---------       ---------
        Total assets                                                     $ 880,557       $ 734,943
                                                                         =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                         $   1,582       $      --
  Notes payable to banks                                                    76,628          19,700
  Accounts payable--trade                                                   66,735          24,540
  Employee compensation and related costs                                   15,645          13,725
  Other accrued expenses                                                    10,269           7,250
  Current portion of long-term debt                                         15,968          10,102
  Deferred income taxes                                                         --              93
                                                                         ---------       ---------
        Total current liabilities                                          186,827          75,410

Long-term debt, less current portion                                       270,639         280,790
Deferred income taxes                                                       29,209          21,850
Deferred executive compensation                                              9,127           8,575
Other liabilities                                                            3,806             150
                                                                         ---------       ---------
        Total liabilities                                                  499,608         386,775
                                                                         ---------       ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares             --              --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--8,744,797 and 8,274,235 shares                  88,810          83,161
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--7,187,057 and 7,306,012 shares                  11,543          11,732
Paid-in capital                                                              9,608           5,780
Retained earnings                                                          273,095         249,105
Accumulated other comprehensive income:
    Cumulative translation adjustment                                       (2,107)         (1,610)
                                                                         ---------       ---------
                                                                           380,949         348,168
                                                                         ---------       ---------
        Total liabilities and shareholders' equity                       $ 880,557       $ 734,943
                                                                         =========       =========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   DECEMBER 31,                   DECEMBER 31,
                                                            -------------------------       -------------------------
                                                              2000             1999            2000           1999
                                                            ---------       ---------       ---------       ---------
Gross revenues                                              $ 155,309       $ 127,990       $ 257,132       $ 212,566
Less excise taxes                                               6,927           5,824          11,472           9,504
                                                            ---------       ---------       ---------       ---------
Net revenues                                                  148,382         122,166         245,660         203,062
Cost of goods sold                                             79,989          66,029         132,846         108,505
                                                            ---------       ---------       ---------       ---------
Gross profit                                                   68,393          56,137         112,814          94,557
Selling, general and administrative expenses                   41,741          33,886          70,748          56,899
                                                            ---------       ---------       ---------       ---------
Operating income                                               26,652          22,251          42,066          37,658
Other income (expense):
  Interest                                                     (4,987)         (3,484)         (9,238)         (6,671)
  Equity income from joint ventures                             1,658           2,582           7,099           5,455
  Other                                                          (330)          2,433            (919)          2,401
                                                            ---------       ---------       ---------       ---------
Income before income taxes                                     22,993          23,782          39,008          38,843
Provision for income taxes                                      8,852           9,157          15,018          14,955
                                                            ---------       ---------       ---------       ---------
Net income                                                  $  14,141       $  14,625       $  23,990       $  23,888
                                                            =========       =========       =========       =========

Earnings per share--Basic                                   $     .90       $     .94       $    1.53       $    1.54
                                                            =========       =========       =========       =========

Earnings per share--Diluted                                 $     .87       $     .92       $    1.48       $    1.50
                                                            =========       =========       =========       =========

Weighted average number of shares outstanding--Basic           15,792          15,490          15,704          15,480
                                                            =========       =========       =========       =========

Weighted average number of shares outstanding--Diluted         16,333          15,978          16,216          15,978
                                                            =========       =========       =========       =========



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
Cash flows from operating activities:
  Net income                                                    $ 23,990       $ 23,888
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                          2,033          1,126
    Depreciation and amortization                                 10,027          9,126
    Equity income from joint ventures                             (7,099)        (5,455)
    Other                                                             32         (2,411)
    Changes in assets and liabilities
      Accounts receivable--trade                                 (12,770)        10,734
      Inventories                                                (85,460)       (73,022)
      Other assets                                                (3,969)       (12,188)
      Accounts payable--trade and accrued expenses                46,532         34,411
      Deferred executive compensation                                552            840
      Other liabilities                                             (344)          (309)
                                                                --------       --------
  Net cash used in operating activities                          (26,476)       (13,260)
                                                                --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                  (28,112)       (33,314)
  Proceeds from sale of assets                                     2,370             --
  Business acquisition                                           (14,191)            --
  Distributions from joint ventures                                5,190          4,425
  Contributions to joint ventures                                   (580)       (12,586)
                                                                --------       --------
  Net cash used in investing activities                          (35,323)       (41,475)
                                                                --------       --------

Cash flows from financing activities:
  Book overdraft                                                   1,582          3,401
  Net additions under notes payable to banks                      56,800         60,600
  Principal repayments of long-term debt                          (5,101)       (14,612)
  Proceeds from issuance of Class A Common Stock                     255            275
  Exercise of Class A Common Stock options                         5,205            743
  Other                                                               56           (216)
                                                                --------       --------
  Net cash provided by financing activities                       58,797         50,191
                                                                --------       --------

  Net decrease in cash and cash equivalents                       (3,002)        (4,544)
  Cash and cash equivalents at the beginning of the period         3,002          4,544
                                                                --------       --------
  Cash and cash equivalents at the end of the period             $    --        $    --
                                                                ========       ========



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2000, its results of operations for the three and six month periods ended December 31, 2000 and 1999 and its cash flows for the six month periods ended December 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 2000, on file at the Securities and Exchange Commission. Certain fiscal 2000 balances have been reclassified to conform with current year presentation.

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

NOTE 3  INVENTORIES

Inventories consist of the following:

                                             DECEMBER 31,      JUNE 30,
                                                2000             2000
                                             ------------      --------
                                               UNAUDITED
                                             ------------
Wine in production                           $290,915          $186,609
Bottled wine                                  102,325            92,162
Crop costs and supplies                        10,132            19,716
                                             --------          --------
                                             $403,372          $298,487
                                             ========          ========

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested. Included in inventory at December 31, 2000, was $12,661 of inventory cost step-up remaining from applying purchase accounting to the acquisition of Arrowood.

NOTE 4 COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three and six months ended December 31, 2000 and 1999 was as follows:

                                                                            UNAUDITED
                                                         ---------------------------------------------------
                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             DECEMBER 31,                 DECEMBER 31,
                                                         ----------------------      -----------------------
                                                           2000          1999          2000           1999
                                                         --------      --------      --------       --------
Net income                                               $ 14,141      $ 14,625      $ 23,990       $ 23,888
Foreign currency translation adjustment, net of tax           212           277          (497)           147
                                                         --------      --------      --------       --------
Comprehensive income                                     $ 14,353      $ 14,902      $ 23,493       $ 24,035
                                                         ========      ========      ========       ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company recorded inventory step-up charges associated with business acquisitions in fiscal 2001 and 2000. Under purchase accounting, the purchase price is allocated to the assets and liabilities of the acquired company based on their estimated fair market values at the time of the transaction. When the inventory acquired is subsequently sold in the normal course of business, costs of the inventory are charged to cost of goods sold, including the amount of the inventory step-up (the difference between the original book value of the inventory and the fair market value of the inventory upon acquisition). The inventory step-up charges reduce the Company's reported net income. The adjusted figures discussed throughout this report, which better reflect the results of the Company's ongoing operations, exclude inventory step-up charges, as well as a net gain primarily related to the sale of vineyards in fiscal 2000.

SECOND QUARTER OF FISCAL 2001 COMPARED TO SECOND QUARTER OF FISCAL 2000

NET REVENUES Net revenues increased by 21.5%, reflecting a 17.4% increase in sales volume that was driven by the Woodbridge and Robert Mondavi Coastal brands. Net revenues per case increased by 3.4% to $50.21, reflecting increased retail revenues and price increases that were partially offset by the shift in sales mix to Woodbridge and Robert Mondavi Coastal, which have lower net revenues per case.

COST OF GOODS SOLD Cost of goods sold as reported increased by 21.1%. Adjusted cost of goods sold increased by 19.0%, reflecting increased sales volume combined with a shift in sales mix to wines with higher average costs per case.

GROSS PROFIT As a result of the above factors, the reported gross profit percentage was 46.1% compared to 46.0% reported last year. The adjusted gross profit percentage increased to 47.0% from 46.0% last year.

OPERATING EXPENSES Operating expenses increased by 23.2% and the ratio of operating expenses to net revenues increased to 28.1% from 27.7% a year ago. These increases were primarily due to increased promotional spending, start-up costs related to the Golden Vine Winery and the addition of operating expenses from recent business acquisitions.

INTEREST Interest expense increased by 43.1% due to increased average borrowings outstanding associated with facility expansion, business acquisitions and the To-Kalon and Golden Vine Winery projects.

EQUITY INCOME FROM JOINT VENTURES Equity income from joint ventures as reported decreased by 35.8% to $1.7 million due mainly to a difference in the timing of the Opus One fall release and inventory step-up charges related to the Company's investment in Ornellaia. Adjusted equity income from joint ventures decreased by 21.8% to $2.0 million due mainly to the timing of the Opus One fall release.

OTHER "Other" primarily consists of miscellaneous non-operating income and expense items. "Other" as reported includes a $2.5 million net gain primarily related to the sale of vineyards in fiscal 2000. Adjusted "other" expenses totaled $0.3 million compared to $0.1 million last year.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $14.1 million, or $0.87 per diluted share, compared to $14.6 million, or $0.92 per diluted share, a year ago. Adjusted net income totaled $15.2 million, or $0.93 per diluted share, compared to $13.1 million, or $0.82 per diluted share, a year ago.

FIRST SIX MONTHS OF FISCAL 2001 COMPARED TO FIRST SIX MONTHS OF FISCAL 2000

NET REVENUES Net revenues increased by 20.9%, reflecting a 19.5% increase in sales volume that was driven by the Woodbridge and Robert Mondavi Coastal brands. Net revenues per case increased by 1.3% to $49.93, reflecting increased retail revenues and price increases that were partially offset by the shift in sales mix to Woodbridge and Robert Mondavi Coastal, which have lower net revenues per case.

COST OF GOODS SOLD Cost of goods sold as reported increased by 22.4%. Adjusted cost of goods sold increased 20.1%, reflecting increased sales volume combined with a shift in sales mix to wines with higher average costs per case.

GROSS PROFIT As a result of the above factors, the reported gross profit percentage was 45.9% compared to 46.6% reported last year. The adjusted gross profit percentage increased to 46.9% from 46.6% last year.

OPERATING EXPENSES Operating expenses increased by 24.3% and the ratio of operating expenses to net revenues increased to 28.8% from 28.0% a year ago. These increases were primarily due to increased promotional spending, start-up costs related to the Golden Vine Winery and the addition of operating expenses from recent business acquisitions.

INTEREST Interest expense increased by 38.5% due to increased average borrowings outstanding associated with facility expansion, business acquisitions and the To-Kalon and Golden Vine Winery projects.

EQUITY INCOME FROM JOINT VENTURES Equity income from joint ventures as reported increased by 30.1% to $7.1 million due mainly to improved profitability from the Opus One joint venture that was partially offset by inventory step-up charges related to the Company's investment in Ornellaia. Adjusted equity income from joint ventures increased by 60.8% to $8.8 million, reflecting the Opus One improvement and adjusted equity income from Ornellaia.

OTHER "Other" primarily consists of miscellaneous non-operating income and expense items. "Other" as reported includes a $2.5 million net gain primarily related to the sale of vineyards in fiscal 2000. Adjusted "other" expenses totaled $0.9 million compared to $0.3 million last year.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $24.0 million, or $1.48 per diluted share, compared to $23.9 million, or $1.50 per diluted share, a year ago. Adjusted net income totaled $26.6 million, or $1.64 per diluted share, compared to $22.3 million, or $1.40 per diluted share, a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $3.0 million during the first six months of fiscal 2001 as cash used in investing and operating activities exceeded cash provided by financing activities. Cash used in operations totaled $26.5 million, reflecting a seasonal increase in inventories that was partially offset by net income, as well as the non-cash impact on pre-tax income of depreciation and amortization, and a seasonal increase in accounts payable. Cash used in investing activities totaled $35.3 million, reflecting the Arrowood acquisition, vineyard development and facility expansion and renovation. Cash provided by financing activities totaled $58.8 million, reflecting an increase in borrowings, net of cash, and stock option exercises.

On July 13, 2000, the Company acquired 100% of the outstanding shares of Arrowood Vineyards & Winery. The acquisition was accounted for using the purchase method of accounting.

The Company maintains master lease facilities that provide the capacity to fund up to $148.0 million. The combined facilities enable the Company to lease certain real property to be constructed or acquired. At December 31, 2000, $60.4 million of the combined facilities had been utilized.

The Company has unsecured short-term and long-term credit lines that have a maximum credit availability of $151.5 million and $60.0 million, respectively. The short-term credit lines expire as follows: $35.0 million expires on February 28, 2001; $25.0 million expires on March 31, 2001; $55.0 million expires on December 20, 2001 and $36.5 million expires on December 22, 2001. The long-term credit lines expire on December 31, 2003.

On January 30, 2001, the Company entered into unsecured term loans totaling $55.0 million. The proceeds from these loans were used to pay down credit line borrowings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on November 3, 2000, at the Woodbridge Winery, Acampo, California. Three matters were submitted to a vote of shareholders: election of directors; ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2001; and amendments of the Company's stock plans to reserve an additional 600,000 shares of Class A Common Stock for issuance under the 1993 Equity Incentive Plan and an additional 50,000 shares of Class A Common Stock for issuance under the 1993 Non-Employee Directors' Stock Option Plan.

Philip Greer and Frank Farella were nominated as Class A directors. 7,097,063 Class A shares were voted for Mr. Greer and 78,892 shares were withheld. 7,094,160 Class A shares were voted for Mr. Farella and 81,795 shares were withheld. Accordingly, Messrs. Greer and Farella were re-elected as Class A directors.

Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy J. Mondavi, Bartlett R. Rhoades and Anthony Greener were nominated as Class B directors. 7,291,797 Class B shares were voted for each of them. Accordingly, each of the Class B nominees was re-elected to the Board.

80,076,963 votes were cast in favor of the ratification of PricewaterhouseCoopers LLP, 13,456 votes were cast against and 3,506 votes abstained. Accordingly, the selection of PricewaterhouseCoopers LLP as independent auditors was ratified.

75,469,588 votes were cast in favor of the ratification of the amendments to the stock plans, 3,503,607 votes were cast against and 41,724 votes abstained. Accordingly, the amendments of the stock plans were adopted as proposed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        1)     Exhibits:

        Exhibit 27 Financial Data Schedule

        2)     Form 8-K:

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  THE ROBERT MONDAVI CORPORATION

Dated:  February 13, 2001                          By   /s/  HENRY J. SALVO, JR.
                                                        ------------------------
                                                        Henry J. Salvo, Jr.
                                                        Chief Financial Officer


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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
Exhibit 27        Financial Data Schedule