Form 10-Q
period 2001-03-31
MONDAVI ROBERT CORP
filed 2001-05-15
CIK 902276

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        March 31, 2001
                               ---------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------     ----------------------

Commission File Number:                     33-61516
                        ----------------------------------------------------

                         THE ROBERT MONDAVI CORPORATION

     Incorporated under the laws                I.R.S. Employer Identification:
       of the State of California                         94-2765451

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

Yes          [X]        No      [ ]

As of April 30, 2001, there were issued and outstanding 8,932,453 shares of the issuer's Class A Common Stock and 7,056,217 shares of the issuer's Class B Common Stock.

--------------------------------------------------------------------------------

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                        MARCH 31,        JUNE 30,
                                                                          2001             2000
                                                                        ---------       ---------
                                                                        UNAUDITED
Current assets:
  Cash and cash equivalents                                              $     --       $   3,002
  Accounts receivable--trade, net                                          88,225          77,662
  Inventories                                                             386,719         298,487
  Prepaid expenses and other current assets                                16,950           4,331
                                                                        ---------       ---------
        Total current assets                                              491,894         383,482

Property, plant and equipment, net                                        336,222         312,065
Investments in joint ventures                                              33,790          32,720
Other assets                                                               11,482           6,676
                                                                        ---------       ---------
        Total assets                                                    $ 873,388       $ 734,943
                                                                        =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Book overdraft                                                        $   3,586         $    --
  Notes payable to banks                                                   52,500          19,700
  Accounts payable--trade                                                  19,043          24,540
  Employee compensation and related costs                                  18,803          13,725
  Other accrued expenses                                                   10,288           7,250
  Current portion of long-term debt                                        15,935          10,102
  Deferred income taxes                                                        --              93
                                                                        ---------       ---------
        Total current liabilities                                         120,155          75,410

Long-term debt, less current portion                                      323,089         280,790
Deferred income taxes                                                      29,899          21,850
Deferred executive compensation                                             4,789           8,575
Other liabilities                                                           4,207             150
                                                                        ---------       ---------
        Total liabilities                                                 482,139         386,775
                                                                        ---------       ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares            --              --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--8,932,453 and 8,274,235 shares                 89,742          83,161
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--7,056,217 and 7,306,012 shares                 11,333          11,732
Paid-in capital                                                            10,122           5,780
Retained earnings                                                         281,986         249,105
Accumulated other comprehensive income:
    Cumulative translation adjustment                                      (1,934)         (1,610)
                                                                        ---------       ---------
                                                                          391,249         348,168
                                                                        ---------       ---------
        Total liabilities and shareholders' equity                      $ 873,388       $ 734,943
                                                                        =========       =========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   MARCH 31,                      MARCH 31,
                                                           -----------------------       ------------------------
                                                             2001           2000           2001           2000
                                                           --------       --------       --------       ---------
Gross revenues                                             $123,573       $104,297       $380,705       $316,863
Less excise taxes                                             5,584          4,888         17,056         14,392
                                                           --------       --------       --------       --------
Net revenues                                                117,989         99,409        363,649        302,471
Cost of goods sold                                           60,571         53,391        193,417        161,896
                                                           --------       --------       --------       --------
Gross profit                                                 57,418         46,018        170,232        140,575
Selling, general and administrative expenses                 37,074         28,701        107,822         85,600
                                                           --------       --------       --------       --------
Operating income                                             20,344         17,317         62,410         54,975
Other income (expense):
  Interest                                                   (6,187)        (4,577)       (15,425)       (11,248)
  Equity income from joint ventures                             244            814          7,343          6,269
  Other                                                          56            (44)          (863)         2,357
                                                           --------       --------       --------       --------
Income before income taxes                                   14,457         13,510         53,465         52,353
Provision for income taxes                                    5,566          5,201         20,584         20,156
                                                           --------       --------       --------       --------
Net income                                                 $  8,891       $  8,309       $ 32,881       $ 32,197
                                                           ========       ========       ========       ========

Earnings per share-Basic                                   $    .56       $    .53       $   2.08       $   2.08
                                                           ========       ========       ========       ========

Earnings per share-Diluted                                 $    .54       $    .52       $   2.02       $   2.01
                                                           ========       ========       ========       ========


Weighted average number of shares outstanding-Basic          15,970         15,556         15,792         15,506
                                                           ========       ========       ========       ========

Weighted average number of shares outstanding-Diluted        16,428         16,039         16,288         15,998
                                                           ========       ========       ========       =======



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                    NINE MONTHS ENDED
                                                                        MARCH 31,
                                                                -----------------------
                                                                  2001            2000
                                                                --------       --------
Cash flows from operating activities:
  Net income                                                    $ 32,881       $ 32,197
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                          2,413          1,519
    Depreciation and amortization                                 15,844         13,973
    Equity income from joint ventures                             (7,343)        (6,269)
    Other                                                            (25)        (2,400)
    Changes in assets and liabilities
      Accounts receivable--trade                                  (9,906)        13,688
      Inventories                                                (68,889)       (59,070)
      Other assets                                                (7,233)       (16,541)
      Accounts payable--trade and accrued expenses                 1,755         (7,858)
      Deferred executive compensation                             (3,786)           945
      Other liabilities                                               57            (81)
                                                                --------       --------
  Net cash used in operating activities                          (44,232)       (29,897)
                                                                --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                  (40,372)       (54,116)
  Proceeds from sale of assets                                     2,425          4,830
  Business acquisition                                           (14,191)            --
  Distributions from joint ventures                                5,232          4,463
  Contributions to joint ventures                                   (589)       (12,592)
                                                                --------       --------
  Net cash used in investing activities                          (47,495)       (57,415)
                                                                --------       --------

Cash flows from financing activities:
  Book overdraft                                                   3,586          4,826
  Net additions under notes payable to banks                      32,672         37,500
  Proceeds from issuance of long-term debt                        55,000         50,000
  Principal repayments of long-term debt                          (7,684)        (9,820)
  Proceeds from issuance of Class A Common Stock                     255            276
  Exercise of Class A Common Stock options                         5,927            873
  Other                                                           (1,031)          (887)
                                                                --------       --------
  Net cash provided by financing activities                       88,725         82,768
                                                                --------       --------

  Net decrease in cash and cash equivalents                       (3,002)        (4,544)
  Cash and cash equivalents at the beginning of the period         3,002          4,544
                                                                --------       --------
  Cash and cash equivalents at the end of the period             $    --        $    --
                                                                ========       ========


                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2001, its results of operations for the three and nine month periods ended March 31, 2001 and 2000 and its cash flows for the nine month periods ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 2000, on file at the Securities and Exchange Commission. Certain fiscal 2000 balances have been reclassified to conform with current year presentation.

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

NOTE 3  INVENTORIES

Inventories consist of the following:

                              MARCH 31,      JUNE 30,
                               2001            2000
                             ----------      --------
                             UNAUDITED
Wine in production           $267,362      $186,609
Bottled wine                  104,868        92,162
Crop costs and supplies        14,489        19,716
                             --------      --------
                             $386,719      $298,487
                             ========      ========

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested. Included in inventory at March 31, 2001, was $11,861 of inventory cost step-up remaining from applying purchase accounting to the acquisition of Arrowood.

NOTE 4  COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three and nine months ended March 31, 2001 and 2000 was as follows:

                                                                               UNAUDITED
                                                         -----------------------------------------------------
                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                MARCH 31,                       MARCH 31,
                                                         -----------------------      -----------------------
                                                           2001          2000           2001          2000
                                                         --------      --------       --------       --------
Net income                                               $  8,891      $  8,309       $ 32,881       $ 32,197
Foreign currency translation adjustment, net of tax           173          (135)          (324)            12
                                                         --------      --------       --------       --------
Comprehensive income                                     $  9,064      $  8,174       $ 32,557       $ 32,209
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

THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000

NET REVENUES Net revenues increased by 18.7%, reflecting a 9.7% increase in sales volume that was driven by the Woodbridge and Robert Mondavi Coastal brands. Net revenues per case increased by 8.2% to $51.86, reflecting price increases, higher retail revenues and revenues from the Golden Vine Winery, which opened during the quarter.

COST OF GOODS SOLD Cost of goods sold as reported increased by 13.4%. Adjusted cost of goods sold increased by 11.9%, reflecting increased sales volume combined with a shift in sales mix to wines with higher average costs per case.

GROSS PROFIT As a result of the above factors, the reported gross profit percentage was 48.7% compared to 46.3% reported last year. The adjusted gross profit percentage increased to 49.3% from 46.3% last year.

OPERATING EXPENSES Operating expenses increased by 29.2% and the ratio of operating expenses to net revenues increased to 31.4% from 28.9% a year ago. These increases were primarily due to increased promotional spending, start-up costs related to the Golden Vine Winery and the addition of operating expenses from recent business acquisitions.

INTEREST Interest expense increased by 35.2% due to increased average borrowings outstanding associated with facility expansion, business acquisitions and the To-Kalon and Golden Vine Winery projects.

EQUITY INCOME FROM JOINT VENTURES Equity income from joint ventures as reported decreased by 70.0% to $0.2 million due mainly to inventory step-up charges related to the Company's investment in Ornellaia and a decrease in equity income from the Company's other foreign joint ventures during the period. Adjusted equity income from joint ventures increased by 8.8% to $1.3 million, reflecting adjusted equity income from Ornellaia that was partially offset by a decrease in equity income from the Company's other foreign joint ventures during the period.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $8.9 million, or $0.54 per diluted share, compared to $8.3 million, or $0.52 per diluted share, a year ago. Adjusted net income totaled $10.0 million, or $0.61 per diluted share, compared to $8.5 million, or $0.53 per diluted share, a year ago.

FIRST NINE MONTHS OF FISCAL 2001 COMPARED TO FIRST NINE MONTHS OF FISCAL 2000

NET REVENUES Net revenues increased by 20.2%, reflecting a 16.2% increase in sales volume that was driven by the Woodbridge and Robert Mondavi Coastal brands. Net revenues per case increased by 3.4% to $50.53, reflecting price increases, higher retail revenues and revenues from the Golden Vine Winery, which opened during the third quarter of fiscal 2001.

COST OF GOODS SOLD Cost of goods sold as reported increased by 19.5%. Adjusted cost of goods sold increased 17.4%, reflecting increased sales volume combined with a shift in sales mix to wines with higher average costs per case.

GROSS PROFIT As a result of the above factors, the reported gross profit percentage was 46.8% compared to 46.5% reported last year. The adjusted gross profit percentage increased to 47.7% from 46.5% last year.

OPERATING EXPENSES Operating expenses increased by 26.0% and the ratio of operating expenses to net revenues increased to 29.7% from 28.3% a year ago. These increases were primarily due to increased promotional spending, start-up costs related to the Golden Vine Winery and the addition of operating expenses from recent business acquisitions.

INTEREST Interest expense increased by 37.1% due to increased average borrowings outstanding associated with facility expansion, business acquisitions and the To-Kalon and Golden Vine Winery projects.

EQUITY INCOME FROM JOINT VENTURES Equity income from joint ventures as reported increased by 17.1% to $7.3 million due mainly to improved profitability from the Opus One joint venture that was partially offset by inventory step-up charges related to the Company's investment in Ornellaia. Adjusted equity income from joint ventures increased by 51.6% to $10.0 million, reflecting the Opus One improvement and adjusted equity income from Ornellaia.

OTHER "Other" primarily consists of miscellaneous non-operating income and expense items. "Other" as reported includes a $2.5 million net gain primarily related to the sale of vineyards in fiscal 2000. Adjusted "other" expenses totaled $0.9 million compared to $0.2 million last year.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $32.9 million, or $2.02 per diluted share, compared to $32.2 million, or $2.01 per diluted share, a year ago. Adjusted net income totaled $36.6 million, or $2.24 per diluted share, compared to $30.9 million, or $1.93 per diluted share, a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $3.0 million during the first nine months of fiscal 2001 as cash used in investing and operating activities exceeded cash provided by financing activities. Cash used in operations totaled $44.2 million, reflecting an increase in inventories required to support expected future sales volume growth that was partially offset by net income, as well as the non-cash impact on pre-tax income of depreciation and amortization. Cash used in investing activities totaled $47.5 million, reflecting the Arrowood acquisition, vineyard development and facility expansion and renovation. Cash provided by financing activities totaled $88.7 million, reflecting an increase in borrowings, net of cash, and stock option exercises.

On July 13, 2000, the Company acquired 100% of the outstanding shares of Arrowood Vineyards & Winery. The acquisition was accounted for using the purchase method of accounting.

The Company maintains master lease facilities that provide the capacity to fund up to $148.0 million. The combined facilities enable the Company to lease certain real property to be constructed or acquired. At March 31, 2001, $76.3 million of the combined facilities had been utilized.

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

On April 5, 2001, the Company entered into a $30.0 million unsecured term loan. The proceeds from this loan were used to pay down credit line borrowings.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          1)     Exhibits: None.

          2)     Form 8-K:
          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE ROBERT MONDAVI CORPORATION

Dated:  May 15, 2001                    By     /s/  HENRY J. SALVO, JR.
                                               ------------------------
                                               Henry J. Salvo, Jr.
                                               Chief Financial Officer



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