Form 10-K
period 2001-06-30
MONDAVI ROBERT CORP
filed 2001-09-27
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

        For the Fiscal Year Ended                   Commission File Number:
              June 30, 2001                                 33-61516

                         THE ROBERT MONDAVI CORPORATION

       Incorporated under the laws               I.R.S. Employer Identification:
       of the State of California                           94-2765451

                          Principal Executive Offices:
                             7801 St. Helena Highway
                               Oakville, CA 94562
                            Telephone: (707) 226-1395

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       X
                                      ---

As of September 14, 2001 there were issued and outstanding (i) 9,181,217 shares of the Registrant's Class A Common Stock and (ii) 6,855,717 shares of the Registrant's Class B Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates was $388,090,043 as of September 14, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 2, 2001 are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM  1. BUSINESS

BUSINESS INTRODUCTION

The Company is a leading producer of premium table wines. The Company produces and markets fine wines under the following labels: Robert Mondavi Winery, Robert Mondavi Private Selection, La Famiglia di Robert Mondavi, Woodbridge Winery, Arrowood Vineyards & Winery, Byron Vineyard & Winery and Io. The Company also produces Opus One in partnership with the Baroness Philippine de Rothschild of Chateau Mouton Rothschild of Bordeaux, France; Luce, Lucente and Danzante in partnership with the Marchesi de' Frescobaldi of Tuscany, Italy; and Sena and Caliterra in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile. The Company also has a minority stake in Tenuta dell'Ornellaia, a famous estate in the Bolgheri appellation of Tuscany, producer of Ornellaia and Masseto. In July 2001, the Company formalized a joint venture with Southcorp Limited to produce, market and sell wines from Australia and from California.

Robert Mondavi Winery was founded in 1966, and the Company was incorporated under the laws of California in 1981 as a holding company for the various business interests of the Robert Mondavi Winery. The Company's principal executive offices are located at 7801 St. Helena Highway, Oakville, California 94562. Its telephone number is (707) 226-1395. As used herein, unless the context indicates otherwise, the "Company" shall mean The Robert Mondavi Corporation and its consolidated subsidiaries.

INDUSTRY BACKGROUND

The wine industry is generally segregated into three categories: premium table wines that retail for more than $3 per 750ml bottle; "jug" wines that retail for less than $3 per 750ml bottle; and other wine products, such as sparkling wines, fortified wines, wine coolers and flavored wines. The Company produces and sells only premium table wines. The premium category is generally divided by the trade into four sub-categories: popular premium ($3-$7 per 750ml); super premium ($7-$14 per 750ml); ultra premium ($14-$25 per 750ml); and luxury (over $25 per 750ml). The Company sells wines in each sub-category of the premium table wine market.

MARKETING AND DISTRIBUTION

The Company's marketing focus is on education, emphasizing the association of fine wines with fine foods. The Company utilizes consumer advertising, educational wine tastings, seminars and a broad array of promotional and public relations activities.

The Company's wines are available through all principal retail channels for premium table wine, including fine restaurants, hotels, specialty shops, supermarkets and club stores in all fifty states and 90 countries throughout the world. Sales of the Company's products outside the United States accounted for approximately 8% of net revenues in fiscal 2001.

The Company's wines are primarily sold through distributors, who then sell to retailers and restaurateurs. Domestic sales of the Company's wines are made through more than 100 independent wine and spirits distributors. International sales are made through independent importers and brokers.

The Company's wines are distributed in California, Florida, Pennsylvania, Nevada, Hawaii, Kentucky and New Mexico by Southern Wine & Spirits, a large national beverage distributor. Sales to Southern Wine & Spirits nationwide represented approximately 29%, 30% and 29% of the Company's gross revenues for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Sales to the Company's 15 largest distributors represented 58% of the Company's gross revenues in fiscal 2001. The Company's distributors also offer premium table wines of other companies that directly compete with the Company's products.

Sales of the Company's wines in California accounted for 22%, 22% and 23% of the Company's gross revenues for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Other major domestic markets include Florida, New York, Texas, New Jersey, Massachusetts and Pennsylvania, where annual sales represented collectively 27%, 28% and 29% of the Company's gross revenues for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

GRAPE SUPPLY

The Company controls approximately 9,800 acres of vineyards in the top winegrowing regions of California, including Napa Valley, Lodi, Mendocino County, Monterey County, San Luis Obispo County, Santa Maria Valley, Santa Barbara County and Sonoma County. In addition, the Company's joint ventures control approximately 1,600 acres of vineyards in the top winegrowing regions of Chile, Italy and California. Approximately 8,900 acres of the Company-controlled vineyards are currently planted and the Company expects to plant the balance of the California acreage within the next three years.

In fiscal 2001, approximately 7% of the Company's total grape supply came from Company-controlled vineyards, including approximately 46% of the grape supply for wines produced at the Robert Mondavi Winery in Oakville.

The Company purchases the balance of its California grape supply from approximately 360 independent growers, including approximately 100 growers in Napa Valley. The grower contracts range from one-year spot market purchases to intermediate and long-term agreements.

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

EMPLOYEES

The Company employs approximately 1,100 regular, full-time employees. The Company also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of the Company's employees is represented by a labor union and the Company believes that its relationship with its employees is good.

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

ITEM 2. PROPERTIES

The Company operates six wineries, including Robert Mondavi Winery, La Famiglia di Robert Mondavi, Woodbridge, Arrowood, Byron and Opus One, which is co-managed with the owners of Chateau Mouton Rothschild. The current available annual production of all these facilities combined is approximately 10.3 million cases. The Company owns and operates a central warehouse and distribution facility in Lodi, California, near its Woodbridge winery. For information regarding the Company's vineyards, see "Grape Supply" under Item 1 above.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's fourth quarter ended June 30, 2001.

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

Year Ended June 30, 2001            High             Low
------------------------         ------------    -----------
Fourth Quarter                     $ 50.47         $ 40.54
Third Quarter                      $ 54.50         $ 43.94
Second Quarter                     $ 54.13         $ 38.31
First Quarter                      $ 44.56         $ 29.63

Year Ended June 30, 2000
------------------------
Fourth Quarter                     $ 35.75         $ 29.81
Third Quarter                      $ 40.88         $ 32.75
Second Quarter                     $ 39.88         $ 30.00
First Quarter                      $ 38.94         $ 33.63


The Company has never declared or paid dividends on its common stock and anticipates that all earnings will be retained for use in its business. The payment of any future dividends will be at the discretion of the Board of Directors and will continue to be subject to certain limitations and restrictions under the terms of the Company's indebtedness to various institutional lenders, including a prohibition on the payment of dividends without the prior written consent of such lenders. As of June 30, 2001 there were 1,719 registered shareholders.

ITEM  6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                                     YEAR ENDED JUNE 30,
                                             ---------------------------------------------------------------------
                                               2001           2000           1999          1998           1997
                                               ----           ----           ----          ----           ----
                                                     (In thousands, except per share and per case data)

INCOME STATEMENT DATA (1)
Net revenues                                 $505,827       $427,723       $370,577       $325,159       $300,774
Gross profit                                  246,005        201,230        169,676        151,344        151,014
Operating income                               88,651         76,158         66,626         61,301         71,183
Earnings before interest & taxes (EBIT)        99,757         82,039         70,257         61,742         73,063
Income before income taxes                     78,346         65,998         56,040         49,444         62,501
Net income                                     48,186         40,606         34,474         30,162         38,125
Earnings per share--Diluted                  $   2.95       $   2.54       $   2.17       $   1.90       $   2.43

As a percent of net revenues:
Gross profit                                     48.6%          47.0%          45.8%          46.5%          50.2%
Operating income                                 17.5%          17.8%          18.0%          18.9%          23.7%
Earnings before interest & taxes (EBIT)          19.7%          19.2%          19.0%          19.0%          24.3%
Net income                                        9.5%           9.5%           9.3%           9.3%          12.7%


BALANCE SHEET DATA
Current assets                               $480,900       $383,482       $353,851       $336,348       $261,414
Total assets                                  864,358        734,943        629,265        575,827        472,002
Current liabilities                            93,570         75,410         56,086         60,371         58,349
Total liabilities                             461,889        386,775        324,859        304,225        233,676
Shareholders' equity                          402,469        348,168        304,406        271,602        238,326
Working capital                               387,330        308,072        297,765        275,977        203,065
Total debt                                    367,593        310,592        254,010        233,541        173,607

Current ratio                                     5.1            5.1            6.3            5.6            4.5
Total debt to capital                              48%            47%            45%            46%            42%


OPERATING DATA
Cases sold (9-liter equivalent)                 9,929          8,684          7,647          6,766          6,450
Net revenues per case                        $  50.94       $  49.25       $  48.46       $  48.06       $  46.63


(1) Excludes inventory step-up charges associated with business acquisitions, as well as a net gain primarily related to the sale of vineyards in fiscal 2000 and reorganization and other one-time charges recorded during fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

FORWARD-LOOKING STATEMENTS This discussion and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, anticipated future investment in vineyards and other capital projects, the premium wine grape market and the premium wine industry generally. Actual results may differ materially from the Company's present expectations. Among other things, reduced consumer spending, a change in consumer preferences or the length and severity of the current economic downturn in some of the Company's key markets could reduce demand for the Company's wines. Similarly, competition from numerous domestic and foreign vintners, coupled with changes in foreign currency valuations, could affect the Company's volume and revenue growth outlook, as could attendance projections at Disney's California Adventure theme park. The price of grapes, the Company's single largest product cost, is beyond the Company's control and higher grape costs may put more pressure on the Company's gross profit margin than is currently forecast. Interest rates and other business and economic conditions could change significantly the cost and risks of projected capital spending. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.

KEY ACCOUNTING MATTERS The Company recorded inventory step-up charges associated with the acquisition of Arrowood Vineyards & Winery in fiscal 2001 and the acquisition of a minority interest in an Italian winery in fiscal 2000. Under purchase accounting, the purchase price is allocated to the assets and liabilities of the acquired company based on their estimated fair market values at the time of the transaction. When the inventory acquired is subsequently sold in the normal course of business, costs of the inventory are charged to cost of goods sold, including the amount of the inventory step-up (the difference between the original book value of the inventory and the fair market value of the inventory upon acquisition). The inventory step-up charges reduce the Company's reported net income. The adjusted figures discussed throughout this report, which better reflect the results of the Company's ongoing operations, exclude inventory step-up charges, as well as a net gain primarily related to the sale of vineyards in fiscal 2000 and reorganization and other one-time charges recorded in fiscal 1999. For a further discussion of the reorganization and other one-time charges, see Note 11 of Notes to Consolidated Financial Statements.

Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change was applied to prior periods by retroactively restating the financial statements. For a further discussion of the impact of, and reasons for, this accounting change, see Note 1 of Notes to Consolidated Financial Statements.

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

The following table sets forth certain information regarding the Company's net revenues and adjusted net income for each of the last eight fiscal quarters:

                                      FISCAL 2001 QUARTER ENDED                    FISCAL 2000 QUARTER ENDED
                               ----------------------------------------    ----------------------------------------
                               SEP. 30    DEC. 31    MAR. 31    JUN. 30    SEP. 30    DEC. 31    MAR. 31    JUN. 30
                               -------    -------    -------    -------    -------    -------    -------    -------
                                                                 (In millions)
Net revenues                    $97.3      $148.4     $118.0     $142.1     $80.9      $122.2      $99.4     $125.2
% of annual net revenues         19.2%       29.4%      23.3%      28.1%     18.9%       28.6%      23.2%      29.3%
Adjusted net income             $11.3      $ 15.3     $ 10.0     $ 11.6     $ 9.3      $ 13.1      $ 8.5     $  9.7
% of annual
  adjusted net income            23.4%       31.7%      20.8%      24.1%     22.9%       32.3%      20.9%      23.9%

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

                                      FISCAL 2001 QUARTER ENDED                    FISCAL 2000 QUARTER ENDED
                               ----------------------------------------    ----------------------------------------
                               SEP. 30    DEC. 31    MAR. 31    JUN. 30    SEP. 30    DEC. 31    MAR. 31    JUN. 30
                               -------    -------    -------    -------    -------    -------    -------    -------
                                                                 (In millions)
Total borrowings,
  net of cash                   $315.9    $364.8     $395.1      $360.4     $249.9     $303.4     $336.5     $307.6


                              RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

NET REVENUES Net revenues increased by 18.3%, reflecting a 14.3% increase in sales volume that was driven by the Woodbridge and Robert Mondavi Coastal brands. Net revenues per case increased by 3.4% to $50.94, reflecting price increases, higher retail revenues and revenues from the Golden Vine Winery, which opened during the third quarter of fiscal 2001.

COST OF GOODS SOLD Cost of goods sold as reported increased by 16.9%. Adjusted cost of goods sold increased by 14.7%, primarily reflecting increased sales volume.

GROSS PROFIT As a result of the factors discussed above, the reported gross profit percentage increased to 47.7% compared to 47.0% reported last year. The adjusted gross profit percentage increased to 48.6% compared to 47.0% last year.

OPERATING EXPENSES Operating expenses increased by 25.8% and the ratio of operating expenses to net revenues increased to 31.1% compared to 29.2% a year ago. These increases were primarily due to higher promotional spending per case, start-up costs related to the Golden Vine Winery at Disney's California Adventure theme park and the addition of operating expenses from recent business acquisitions.

INTEREST Interest expense increased by 33.5% due to increased average borrowings outstanding associated with facility expansion, business acquisitions and the To Kalon and Golden Vine Winery projects. The Company's average interest rate was 7.12% compared to 7.20% last year.

EQUITY IN NET INCOME OF JOINT VENTURES Equity in net income of joint ventures as reported increased by 44.0% due mainly to improved income from Opus One. Adjusted equity in net income of joint ventures increased by 68.6% to $11.6 million, reflecting the Opus One improvement and adjusted equity income from Ornellaia.

OTHER "Other" primarily consists of miscellaneous non-operating income and expense items. "Other" as reported includes a net gain primarily related to the sale of vineyards of $2.5 million in fiscal 2000. Adjusted "other" expenses totaled $0.5 million compared to $1.0 million last year.

PROVISION FOR INCOME TAXES The Company's effective tax rate remained unchanged from the prior year at 38.5%.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $43.3 million, or $2.65 per diluted share, compared to $41.6 million, or $2.60 per diluted share, a year ago. Adjusted net income totaled $48.2 million, or $2.95 per diluted share, compared to $40.6 million, or $2.54 per diluted share, a year ago.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 2001, was $387.3 million compared to $308.1 million at June 30, 2000. The $79.2 million increase in working capital was primarily attributable to increases in inventories and accounts receivable. Borrowings under the Company's credit lines totaled $61.0 million at June 30, 2001, compared to $79.7 million at June 30, 2000. The Company had a cash balance of $7.2 million at June 30, 2001, compared to $3.0 million at June 30, 2000.

Cash and cash equivalents increased by $4.2 million in fiscal 2001, as cash provided by financing activities exceeded cash used in investing and operating activities. Cash used in operations totaled $1.9 million, reflecting net income, net of depreciation and amortization, of $65.2 million that was offset by increases in inventories, required to support expected future sales growth, and accounts receivable. Cash used in investing activities totaled $56.1 million, reflecting the Arrowood acquisition, vineyard development, facility expansion and facility renovation that were partially offset by distributions from joint ventures and proceeds from the sale of certain assets. Cash provided by financing activities totaled $62.2 million, reflecting an increase in borrowings, net of cash, and stock option exercises.

Management expects that the Company's working capital needs will grow significantly to support expected future growth in sales volumes. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales. The Company currently expects its capital spending requirements to be between $45 million and $50 million for fiscal 2002.

The Company maintains master lease facilities that provide the capacity to fund up to $183.9 million. The combined facilities enable the Company to lease certain real property and equipment to be constructed or acquired. At June 30, 2001, $126.3 million of the combined facilities had been utilized.

During fiscal 2001, the Company entered into unsecured term loans totaling $85.0 million. The proceeds from these loans were used to pay down credit line borrowings.

The Company has unsecured short-term and long-term credit lines that have maximum credit availability of $91.5 million and $60.0 million, respectively. The short-term credit lines expire as follows: $55.0 million expires on December 20, 2001; and $36.5 million expires on December 22, 2001. The long-term credit lines expire on December 31, 2003. The annual interest rates on these lines are based on various bank programs and ranged from 4.36% to 9.50% during fiscal 2001.

The Company anticipates that current capital combined with cash from operating activities and the availability of cash from additional borrowings will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Notes to Consolidated Financial Statements appearing under Item 14(a)(1) of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of The Robert Mondavi Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of The Robert Mondavi Corporation and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
--------------------------------
PricewaterhouseCoopers LLP
San Francisco, California
July 27, 2001

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                                     JUNE 30,
                                                                                            -----------------------------
                                                                                               2001             2000
                                                                                               ----             ----
Current assets:
  Cash                                                                                      $    7,189        $    3,002
  Accounts receivable--trade, net                                                              104,555            77,662
  Inventories                                                                                  358,756           298,487
  Prepaid expenses and other current assets                                                     10,400             4,331
                                                                                            ----------        ----------
    Total current assets                                                                       480,900           383,482
Property, plant and equipment, net                                                             338,935           312,065
Investments in joint ventures                                                                   31,311            32,720
Other assets                                                                                    13,212             6,676
                                                                                            ----------        ----------
    Total assets                                                                            $  864,358        $  734,943
                                                                                            ==========        ==========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                                                                    $   15,800        $   19,700
  Accounts payable--trade                                                                       29,752            24,540
  Employee compensation and related costs                                                       19,835            13,725
  Other accrued expenses                                                                        11,849             7,039
  Current portion of long-term debt                                                             15,823            10,102
  Deferred taxes                                                                                   --                 93
  Deferred revenue                                                                                 511               211
                                                                                            ----------        ----------
    Total current liabilities                                                                   93,570            75,410
Long-term debt, less current portion                                                           335,970           280,790
Deferred income taxes                                                                           23,454            21,850
Deferred executive compensation                                                                  5,128             8,575
Other liabilities                                                                                3,767               150
                                                                                            ----------        ----------
    Total liabilities                                                                          461,889           386,775
                                                                                            ----------        ----------
Commitments and contingencies (Note 12)
Shareholders' equity:
  Preferred Stock:  Authorized--5,000,000 shares
    Issued and outstanding--no shares                                                              --                --
  Class A Common Stock, without par value:  Authorized--25,000,000 shares
    Issued and outstanding--9,151,217 and 8,274,235 shares                                      91,214            83,161
  Class B Common Stock, without par value:  Authorized--12,000,000 shares
    Issued and outstanding--6,885,717 and 7,306,012 shares                                      11,059            11,732
  Paid-in capital                                                                               10,547             5,780
  Retained earnings                                                                            292,399           249,105
  Accumulated other comprehensive income:
     Cumulative translation adjustment                                                          (2,750)           (1,610)
                                                                                            ----------        ----------
                                                                                               402,469           348,168
                                                                                            ----------        ----------
    Total liabilities and shareholders' equity                                              $  864,358        $  734,943
                                                                                            ==========        ==========


                 See Notes to Consolidated Financial Statements

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          YEAR ENDED JUNE 30,
                                                              -----------------------------------------
                                                                2001              2000             1999
                                                                ----              ----             ----
Gross revenues                                                $ 529,473       $ 447,881       $ 387,950
Less excise taxes                                                23,646          20,158          17,373
                                                              ---------       ---------       ---------
Net revenues                                                    505,827         427,723         370,577
Cost of goods sold                                              264,739         226,493         205,401
                                                              ---------       ---------       ---------
Gross profit                                                    241,088         201,230         165,176
Selling, general and administrative expenses                    157,354         125,072         104,550
                                                              ---------       ---------       ---------
Operating income                                                 83,734          76,158          60,626
Other income (expense):
  Interest                                                      (21,411)        (16,041)        (14,217)
  Equity in net income of joint ventures                          8,606           5,977           4,956
  Other                                                            (537)          1,495          (1,325)
                                                              ---------       ---------       ---------
Income before income taxes                                       70,392          67,589          50,040
Provision for income taxes                                       27,098          26,004          19,257
                                                              ---------       ---------       ---------
Net income                                                    $  43,294       $  41,585       $  30,783
                                                              =========       =========       =========

Earnings per share -- Basic                                   $    2.73       $    2.68       $    2.00
                                                              =========       =========       =========
Earnings per share -- Diluted                                 $    2.65       $    2.60       $    1.94
                                                              =========       =========       =========

Weighted average number of shares outstanding -- Basic           15,846          15,520          15,414
                                                              =========       =========       =========
Weighted average number of shares outstanding -- Diluted         16,327          15,994          15,865
                                                              =========       =========       =========


                 See Notes to Consolidated Financial Statements

                         THE ROBERT MONDAVI CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                                      OTHER        TOTAL
                                                                                                  COMPREHENSIVE    SHARE-
                                            CLASS A            CLASS B       PAID-IN   RETAINED      INCOME       HOLDERS'
                                         COMMON STOCK       COMMON STOCK     CAPITAL   EARNINGS      (LOSS)        EQUITY
                                         ------------       ------------     -------   --------   -------------   --------
                                       SHARES    AMOUNT   SHARES    AMOUNT
                                       ------   -------   ------   -------
Balance at June 30, 1998                8,050   $79,040    7,306   $11,732   $ 4,776   $176,737      $  (683)     $271,602
  Net income                                                                             30,783
  Cumulative translation adjustment
   net of tax of $55                                                                                      88
Comprehensive income                                                                                                30,871
  Exercise of Class A Common
    Stock Options including
    related tax benefits                   85       907                          490                                 1,397
  Issuance of Class A
    Common Stock                           17       536                                                                536
                                       ------   -------   ------   -------   -------   --------      -------      --------
Balance at June 30, 1999                8,152    80,483    7,306    11,732     5,266    207,520         (595)      304,406
  Net income                                                                             41,585
  Cumulative translation adjustment
   net of tax of $(684)                                                                               (1,015)
Comprehensive income                                                                                                40,570
  Exercise of Class A Common
    Stock Options including
    related tax benefits                   73     1,063                          514                                 1,577
  Issuance of Class A
    Common Stock                           49     1,615                                                              1,615
                                       ------   -------    -----   -------   -------   --------      -------      --------
Balance at June 30, 2000                8,274    83,161    7,306    11,732     5,780    249,105       (1,610)      348,168
  Net income                                                                             43,294
  Cumulative translation adjustment
   net of tax of $(852)                                                                               (1,140)
Comprehensive income                                                                                                42,154
  Conversion of Class B Common
    Stock to Class A Common Stock         420       673     (420)     (673)
  Exercise of Class A Common
    Stock Options including
    related tax benefits                  439     6,820                        4,767                                11,587
  Issuance of Class A
    Common Stock                           18       560                                                                560
                                       ------   -------   ------   -------   -------   --------      -------      --------
Balance at June 30, 2001                9,151   $91,214    6,886   $11,059   $10,547   $292,399      $(2,750)     $402,469
                                       ======   =======   ======   =======   =======   ========      =======      ========


                 See Notes to Consolidated Financial Statements

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            YEAR ENDED JUNE 30,
                                                                            -------------------
                                                                    2001         2000            1999
                                                                    ----         ----            ----
Cash flows from operating activities:
  Net income                                                     $ 43,294       $ 41,585       $ 30,783
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Deferred income taxes                                          (3,482)           873         (2,892)
    Depreciation and amortization                                  21,861         18,901         15,758
    Equity in net income of joint ventures                         (8,606)        (5,977)        (4,956)
    Other                                                             307         (2,320)         1,067
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable--trade                                  (26,236)         4,375        (13,381)
      Inventories                                                 (40,926)       (37,014)        (5,695)
      Other assets                                                    (99)         1,038          3,346
      Accounts payable-- trade and accrued expenses                15,634          4,216          5,173
      Deferred revenue                                                189           (544)        (1,863)
      Deferred executive compensation                              (3,447)         1,150            712
      Other liabilities                                              (383)           (85)          (104)
                                                                 --------       --------       --------
  Net cash provided by (used in) operating activities              (1,894)        26,198         27,948
                                                                 --------       --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                   (50,465)       (78,005)       (50,827)
  Proceeds from sale of assets                                      3,716             --             --
  Acquisition of company                                          (14,191)            --             --
  Issuance of notes receivable to joint venture                    (1,750)            --             --
  Distributions from joint ventures                                 7,232          5,714          3,251
  Contributions to joint ventures                                    (628)       (12,603)           (36)
                                                                 --------       --------       --------
  Net cash used in investing activities                           (56,086)       (84,894)       (47,612)
                                                                 --------       --------       --------

Cash flows from financing activities:
  Net additions (repayments) under credit lines                   (18,828)        17,800         31,450
  Proceeds from issuance of long-term debt                         85,000         50,000             --
  Principal repayments of long-term debt                          (10,115)       (11,218)       (10,981)
  Proceeds from issuance of Class A Common Stock                      560            536            536
  Exercise of Class A Common Stock options                          6,820          1,063            907
  Other                                                            (1,270)        (1,027)          (387)
                                                                 --------       --------       --------
  Net cash provided by financing activities                        62,167         57,154         21,525
                                                                 --------       --------       --------

Net increase (decrease) in cash                                     4,187         (1,542)         1,861
Cash at the beginning of the year                                   3,002          4,544          2,683
                                                                 --------       --------       --------
Cash at the end of the year                                      $  7,189       $  3,002       $  4,544
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

The Company sells its products principally to distributors for resale to restaurants and retail outlets in the United States. A substantial part of the Company's wine sales is concentrated in California and, to a lesser extent, the states of Florida, New York, Massachusetts, Texas, New Jersey and Pennsylvania. Export sales account for approximately 8% of net revenues, with major markets in Canada, Europe and Asia.

A summary of significant accounting policies follows:

Basis of presentation

The consolidated financial statements include the accounts of RMC and all its subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in joint ventures are accounted for using the equity method. Certain fiscal 2000 and 1999 balances have been reclassified to conform with the current year presentation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue recognition

Revenue is recognized when the product is shipped and title passes to the customer. Revenue from items sold through the Company's retail locations is recognized at the time of sale. No products are sold on consignment.

At its July 19-20, 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14 (EITF 00-14), "Accounting for Certain Sales Incentives." EITF 00-14 requires that certain sales incentives be recorded as a reduction of revenue at the date of sale. The Company currently classifies these expenses as selling, general and administrative expenses.

At its April 18-19, 2001 meeting, the EITF reached a consensus on Issue No. 00-25 (EITF 00-25), "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-25 requires that fees paid to retailers, such as slotting fees and cooperative advertising of the Company's product should be recorded as a reduction of revenue. The Company currently classifies these expenses as selling, general and administrative expenses.

The Company plans to implement EITF 00-14 and EITF 00-25 in the first quarter of fiscal year 2002, at which time previously reported financial information will be restated. The reclassification of these expenses will result in a decrease in net revenues and a corresponding decrease in selling, general and administrative expenses, which will therefore have no effect on net income. During fiscal 2001, the incentives defined in EITF 00-14 and EITF 00-25 totaled approximately $24,900.

Inventories

Effective July 1, 1998, the Company changed its wine inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The primary reasons for the change in accounting method were: management's belief that the FIFO method of accounting better matches revenues and expenses of the Company's wines sold, and therefore provides a better method of reporting the Company's results of operations; the FIFO method of accounting reduces intra-year cost of sales volatility; and the FIFO method of accounting provides improved financial comparability to other publicly-traded companies in the industry. The accounting change has been applied to prior years by retroactively restating the financial statements.

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

Other assets

Other assets include loan fees, license fees, goodwill, label design, restricted cash and notes receivable. Loan fees, license fees, goodwill and label design are amortized using the straight-line method over their estimated useful lives or terms of their related loans, not exceeding 40 years. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under these new accounting rules, goodwill will no longer be amortized but remain on the balance sheet and be reviewed for impairment periodically. This new pronouncement will not have a material impact on the Company's financial statements. The Company plans to adopt SFAS 142 during fiscal 2002.

In May 2001, the Company loaned $1,750 to its Chilean joint venture under a note receivable agreement. The principal and accrued interest, at a rate of 6.5%, will be due in January 2003.

Advertising costs

Advertising costs are expensed as incurred or the first time the advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized. Advertising expense, including point of sale materials charged to expense, totaled $20,465, $15,085 and $14,662, respectively, for the year ended June 30, 2001, 2000 and 1999.

Income taxes

Deferred income taxes are computed using the liability method. Under the liability method, taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax law or rate changes.

Other comprehensive income

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company presents comprehensive income in the accompanying consolidated statements of shareholders' equity.

Segment reporting

Management organizes financial information primarily by product line for purposes of making operating decisions and assessing performance. These product lines have been aggregated as a single operating segment in the consolidated financial statements because they share similar economic characteristics, production processes, customer types and distribution methods.

Major customers

The Company sells the majority of its wines through distributors in the United States and through brokers and agents in export markets. There is a common ownership in several distributorships in different states that, when considered to be one entity, represented 29%, 30% and 29%, respectively, of gross revenues for the year ended June 30, 2001, 2000 and 1999. Trade accounts receivable from these distributors at June 30, 2001 and 2000 totaled $29,752 and $18,490, respectively.

Stock-based compensation

The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting. The Company's stock options plans are discussed in Note 10.

Earnings per share

Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards.

In computing basic earnings per share for the year ended June 30, 2001, 2000 and 1999, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for the same periods is identical to the computation of basic earnings per share except that the weighted-average shares outstanding (denominator) has been increased by 481,000, 474,000 and 451,000, respectively, for the year ended June 30, 2001, 2000 and 1999 to include the dilutive effect of stock options outstanding.

Fair value of financial instruments

The fair value of the Company's debt is estimated based on the current market rates available to the Company for debt of the same remaining maturities. At June 30, 2001, the carrying amount and estimated fair value of debt was $367,593 and $356,976, respectively. At June 30, 2000, the carrying amount and estimated fair value of the company's debt was $310,592 and $302,756, respectively.

Derivative instruments and hedging activities

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. SFAS 133 also requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137 and 138, was adopted on July 1, 2000, and its adoption did not have a material impact on the Company's consolidated financial statements.

The Company has only a limited involvement with derivative instruments and does not use them for trading purposes. Forward exchange contracts, generally with average maturities of less than one year, are used as protection against the risk that the eventual U.S. dollar cash flows resulting from certain unrecognized firm purchase commitments denominated in foreign currencies will be adversely affected by changes in exchange rates. These derivative financial instruments are designated as fair-value hedges.

At June 30, 2001, the Company had outstanding forward exchange contracts, hedging primarily European euro and French franc purchases of barrels and corks, with notional amounts totaling $5,414. Using exchange rates outstanding as of June 30, 2001, the U.S. dollar equivalent of the contracts totaled $5,037.

NOTE 2 ACQUISITION

On July 13, 2000, the Company acquired 100% of the outstanding shares of Arrowood Vineyards & Winery (Arrowood). The acquisition has been accounted for using the purchase method of accounting. The Company also has the option to purchase certain tangible assets, including vineyards and winery facilities, within the next five years for $12,000. In addition, the Company entered into a long-term licensing agreement for use of the Arrowood and Grand Archer brand names. Under the terms of the agreement, the Company is required to pay license fees of $550 per year through fiscal 2005 and $600 per year from fiscal 2006 through fiscal 2010. The Company also has an option to purchase the brand names for approximately $15,000, which will be adjusted for certain financial performance measures, in 2010.

The total cost of the Arrowood acquisition was as follows:

Cash paid, net of cash purchased                        $13,956
Acquisition costs                                           235
                                                        -------
    Total purchase price                                $14,191
                                                        =======


The allocation of the purchase price to the assets acquired and liabilities assumed was made using estimated fair values at the acquisition date based on independent appraisals and on studies performed by management.

The purchase price allocations are summarized as follows:

Fair market value of assets acquired, net of cash purchased:

    Accounts receivable                                 $   657
    Inventories                                          20,010
    Property, plant and equipment                         1,578
    Brand license                                         4,000
    Other                                                   173
                                                        -------
                                                         26,418
    Liabilities assumed                                  (6,021)
    Deferred tax liabilities                             (6,206)
                                                        -------
                                                        $14,191
                                                        =======

NOTE 3 INVENTORIES

Inventories consist of the following:

                                             JUNE 30,
                                             --------
                                       2001             2000
                                       ----             ----
Wine in production                  $ 226,214         $ 186,609
Bottled wine                          109,674            92,162
Crop costs and supplies                22,868            19,716
                                    ---------          --------
                                    $ 358,756         $ 298,487
                                    =========         =========

The Arrowood acquisition described above resulted in the allocation of purchase price in excess of book value, totaling $15,161, to inventories at the date of acquisition. This difference between the original book value and the fair market value of the inventory upon acquisition is referred to as inventory step-up. Included in inventories at June 30, 2001, was $10,243 of inventory step-up remaining from the Arrowood acquisition.

NOTE 4  PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment consist of the following:

                                               JUNE 30,
                                               --------
                                       2001             2000
                                       ----             ----
Land                                $  62,672         $  59,790
Vineyards                              67,097            51,209
Machinery and equipment               199,906           176,780
Buildings                              77,421            42,700
Vineyards under development            34,022            39,753
Construction in progress               21,481            50,047
                                    ---------         ---------
                                      462,599           420,279
Less--accumulated depreciation       (123,664)         (108,214)
                                    ---------         ---------
                                    $ 338,935         $ 312,065
                                    =========         =========

Included in property, plant and equipment are assets leased under capital leases with cost and accumulated depreciation totaling $6,504 and $3,688, respectively, at June 30, 2001 and $6,514 and $3,322, respectively, at June 30, 2000. Depreciation expense for machinery and equipment under capital leases was $373, $444 and $565 for the year ended June 30, 2001, 2000 and 1999, respectively.

Included in property, plant and equipment is $5,576, $5,511 and $3,513 of interest capitalized for the year ended June 30, 2001, 2000 and 1999, respectively.

NOTE 5 INVESTMENTS IN JOINT VENTURES

During fiscal 2000, the Company purchased an interest in Tenuta dell'Ornellaia (Ornellaia), an Italian winery that produces luxury category premium table wines, for $11,593 in cash and 29,976 shares of the Company's Class A Common Stock. The issuance of these shares represents a non-cash investing activity for purposes of the consolidated statement of cash flows.

Investments in joint ventures are summarized below. The Company's interest in income and losses for each joint venture is stated within parentheses.

                                                                                    JUNE 30,
                                                                                    --------
                                                                               2001          2000
                                                                               ----          ----
Opus One (50%)                                                               $ 13,671      $ 12,360
Chile (50%)                                                                     4,476         5,769
Italy (50%)                                                                     3,506         2,688
Ornellaia (49%)                                                                 9,180        11,280
Other                                                                             478           623
                                                                             --------      --------
                                                                             $ 31,311      $ 32,720
                                                                             ========      ========

The condensed combined balance sheets and statements of operations of the joint ventures, along with the Company's proportionate share, are summarized as follows:

BALANCE SHEETS

                                                        COMBINED               PROPORTIONATE SHARE
                                                        JUNE 30,                    JUNE 30,
                                                        --------               --------------------
                                                   2001          2000          2001           2000
                                                   ----          ----          ----           ----
Current assets                                   $ 56,983      $ 53,930      $ 28,423      $ 26,894
Other assets                                       57,315        58,689        28,539        29,230
                                                 --------      --------      --------      --------
    Total assets                                 $114,298      $112,619      $ 56,962      $ 56,124
                                                 ========      ========      ========      ========

Current liabilities                              $ 29,440      $ 30,999      $ 14,692      $ 15,469
Other liabilities                                  26,816        25,610        13,380        12,773
Venturers' equity                                  58,042        56,010        28,890        27,882
                                                 --------      --------      --------      --------
    Total liabilities and venturers' equity      $114,298      $112,619      $ 56,962      $ 56,124
                                                 ========      ========      ========      ========


The Company's investments in joint ventures differ from the amount that would be obtained by applying the Company's ownership interest to the venturers' equity of these entities due to preferred capital accounts and capital account differences specified in the joint venture agreements.

STATEMENTS OF OPERATIONS

                                    COMBINED                        PROPORTIONATE SHARE
                               YEAR ENDED JUNE 30,                  YEAR ENDED JUNE 30,
                               -------------------                  -------------------
                         2001         2000         1999         2001         2000         1999
                         ----         ----         ----         ----         ----         ----
Net revenues            $69,455      $56,491      $40,040      $38,806      $28,932      $20,020
Cost of goods sold       28,620       21,367       14,624       17,323       11,290        7,312
                        -------      -------      -------      -------      -------      -------
Gross profit             40,835       35,124       25,416       21,483       17,642       12,708
Other expenses           26,499       21,996       15,670       14,869       11,276        7,835
                        -------      -------      -------      -------      -------      -------
Net income              $14,336      $13,128      $ 9,746      $ 6,614      $ 6,366      $ 4,873
                        =======      =======      =======      =======      =======      =======

NOTE 6 EMPLOYEE COMPENSATION AND RELATED COSTS

The Company has a tax-qualified defined contribution retirement plan (the Plan) which covers substantially all of its employees. Company contributions to the Plan are 7% of eligible compensation paid to participating employees. Company contributions to the Plan were $3,323, $2,736 and $2,219 for the year ended June 30, 2001, 2000 and 1999, respectively. Contributions to the Plan are limited by the Internal Revenue Code. The Company has a non-qualified supplemental executive retirement plan to restore contributions limited by the Plan. This plan is administered on an unfunded basis. The unfunded liability related to this plan totaled $1,773 and $1,665 at June 30, 2001 and 2000, respectively.

The Company has a deferred compensation plan with certain key executives, officers and directors. Under the provisions of this plan, participants may elect to defer up to 100% of their eligible compensation and earn a guaranteed interest rate on their deferred amounts, which was approximately 9.5% and 8.7% for the year ended June 30, 2001 and 2000, respectively. The Company's liability under this plan totaled $2,935 and $2,262 at June 30, 2001 and 2000, respectively. Amounts deferred are held within a Rabbi Trust for the benefit of the participants. These funds and the accumulated interest were included in other assets.

The Company also has a deferred executive incentive compensation plan with certain present and past key officers. Under the provisions of this plan, units are awarded to participants at the discretion of the Board of Directors. The units each earn a percentage of Company profits as defined by the plan over a five year vesting period. In February 1993, the Board of Directors determined that no future units will be awarded under the plan; however, the plan remains in place with respect to existing units. Subject to participant election for deferral of payments and payment terms for participants no longer in the plan, the accrued amounts are distributable in cash when fully vested. The compensation earned on the units and accumulated interest on fully vested amounts not distributed, are accrued but unfunded. The unfunded liability related to this plan totaled $6,571 and $6,466 at June 30, 2001 and 2000, respectively.

NOTE 7 LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

Long-term debt consists of the following:

                                                                                             JUNE 30,
                                                                                             --------
                                                                                        2001           2000
                                                                                        ----           ----
Long-term unsecured credit lines;
  interest rates 4.44% to 6.75% at June 30, 2001;
  principal and interest due through 2003                                            $  45,200       $  60,000
Fixed rate secured term loans;
  interest rates 7.76% to 10.00% at June 30, 2001;
  principal and interest due through 2008                                               13,920          14,218
Fixed rate unsecured term loans;
  interest rates 6.71% to 8.92% at June 30, 2001;
  principal and interest due through 2013                                              289,367         212,645
Capitalized lease obligations;
  interest rates 6.96% to 8.00% at June 30, 2001;
  principal and interest due through 2010                                                3,306           4,029
                                                                                     ---------       ---------
                                                                                       351,793         290,892
Less--current portion                                                                  (15,823)        (10,102)
                                                                                     ---------       ---------
                                                                                     $ 335,970       $ 280,790
                                                                                     =========       =========

Aggregate annual maturities of long-term debt at June 30, 2001 are as follows:

YEAR ENDING
  JUNE 30,
------------
   2002                                                           $ 15,823
   2003                                                             12,568
   2004                                                             53,997
   2005                                                             17,944
   2006                                                              4,508
Thereafter                                                         246,953
                                                                  --------
                                                                  $351,793
                                                                  ========

The Company has unsecured credit lines with two banks that provide for both short-term and long-term borrowings. The short-term credit lines expire on December 22, 2001 and December 20, 2001 and have maximum credit available of $36,500 and $55,000, respectively. The long-term credit lines expire on December 31, 2003 and have maximum credit available of $60,000. The credit lines bear interest, which is payable monthly, at rates determined under various bank interest programs, ranging from 4.44% to 6.75% at June 30, 2001. The Company had $15,800 and $19,700 outstanding under its short-term credit lines as of June 30, 2001 and 2000, respectively.

On March 28, 2000, the Company entered into unsecured term loans totaling $50,000 that bear interest, payable semiannually, at a fixed rate of 7.93%. The proceeds from these loans were used to pay down credit line borrowings.

On January 31, 2001, the Company entered into unsecured term loans totaling $55,000 that bear interest, payable at fixed rates between 7.27% and 7.37%. The proceeds from these loans were used to pay down credit line borrowings.

On April 5, 2001, the Company entered into unsecured term loans totaling $30,000 that bear interest, payable semiannually, at a fixed rate of 7.28%. The proceeds from these loans were used to pay down credit line borrowings.

Property, plant and equipment with a net book value of approximately $24,002 at June 30, 2001, is pledged as collateral for long-term debt. The terms of the unsecured credit lines and certain long-term debt agreements include covenants that require the maintenance of various minimum financial ratios and other covenants. The most restrictive of these covenants requires the ratio of net tangible assets to debt maturing in excess of one year to be 1.75 to 1 or greater. The Company was in compliance with all such covenants during the year ended June 30, 2001.

NOTE 8 INCOME TAXES

The provision for income taxes consists of the following:

                                                  YEAR ENDED JUNE 30,
                                                  -------------------
                                               2001      2000       1999
                                               ----      ----       ----
Current:
  Federal                                    $27,053    $21,502     $19,684
  State                                        4,459      3,629       2,465
                                             -------    -------     -------
                                              31,512     25,131      22,149
                                             -------    -------     -------
Deferred:
  Federal                                     (3,578)       877      (2,428)
  State                                         (836)        (4)       (464)
                                             -------    -------     -------
                                              (4,414)       873      (2,892)
                                             -------    -------     -------
                                             $27,098    $26,004     $19,257
                                             =======    =======     =======

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income before taxes, due to the following:

                                                    YEAR ENDED JUNE 30,
                                                    -------------------
                                                2001       2000        1999
                                                ----       ----        ----
Federal statutory rate                          35.0%      35.0%       35.0%
State income taxes, net of federal benefit       2.8        3.5         2.6
Permanent differences                            0.0        0.5         0.5
Other                                            0.7       (0.5)        0.4
                                                ----       ----        ----
                                                38.5%      38.5%       38.5%
                                                ====       ====        ====

The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances at June 30, 2001 and 2000 are as follows:

                                               JUNE 30,
                                               ---------
                                         2001              2000
                                         ----              ----
GROSS DEFERRED TAX ASSETS
  Liabilities and accruals              $ (4,154)      $ (3,220)
  Deferred compensation                   (3,865)        (3,542)
  Foreign tax credits                     (2,121)          (692)
  Investments in joint ventures              (40)            --
                                        --------       --------
    Gross deferred tax assets            (10,180)        (7,454)
                                        --------       --------
GROSS DEFERRED TAX LIABILITIES
  Property, plant and equipment           30,426         26,338
  Retirement plans                           890            821
  Inventories                                274            957
  Receivables                                109            217
  Investments in joint ventures               --            706
  State taxes                                327            358
                                        --------       --------
    Gross deferred tax liabilities        32,026         29,397
                                        --------       --------
      Net deferred tax liability        $ 21,846       $ 21,943
                                        ========       ========


The Company has foreign tax credits at June 30, 2001 that can be utilized upon repatriation of foreign source earnings and can be carried forward five years thereafter.

During the year ended June 30, 2001 and 2000, the Company recognized certain tax benefits related to stock option plans in the amount of $4,767 and $514, respectively. These benefits were recorded as a decrease in income taxes payable and an increase in paid-in capital.

NOTE 9 SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of Preferred Stock, Class A Common Stock and Class B Common Stock.

During fiscal 2001, 420,295 shares of Class B Common Stock were converted into 420,295 shares of Class A Common Stock. The conversion of the shares represents a non-cash financing activity for purposes of the consolidated statement of cash flows.

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

Included in retained earnings at June 30, 2001, is $8,577 of undistributed income from joint ventures that has been accounted for using the equity method.


NOTE 10 STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company has stock option plans and an employee stock purchase plan that are described below. The Company accounts for its plans using the intrinsic value-based method of accounting and no compensation cost has been recognized for its stock option plans or its employee stock purchase plan. Had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under those plans, net income would have been $40,588, $38,903 and $28,738, respectively, and earnings per diluted share would have been $2.49, $2,43, and $1.81, respectively, for the year ended June 30, 2001, 2000 and 1999.

For purposes of calculating compensation cost using the fair value-based method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: dividend yield of 0% for all years; expected volatility of 48%, 50% and 50%; risk-free interest rates of 5.55%, 5.70% and 4.79%; and expected lives of three to five years for all years.

Stock Option Plans

The Company has two stock option plans: the 1993 Equity Incentive Plan for key employees and the 1993 Non-Employee Directors' Stock Option Plan for non-employee members of the Company's Board of Directors (the Board).

Under the Equity Incentive Plan, the Company is authorized to grant both incentive stock options and non-qualified stock options for up to 3,185,294 shares of Class A Common Stock. Incentive stock options may not be granted for less than the fair market value of the Class A Common Stock at the date of grant. Non-qualified stock options may not be granted for less than 50% of the fair market value of the Class A Common Stock at the date of grant. The stock options are exercisable over a period determined by the Board at the time of grant, but no longer than ten years after the date they are granted.

Under the Non-Employee Directors' Stock Option Plan, the Company is authorized to grant options for up to 150,000 shares of Class A Common Stock. These options may not be granted for less than the fair market value of the Class A Common Stock at the date of grant. Non-employee directors are granted options when they are elected for the first time to the Board. These options become exercisable over five years from the date of grant and expire ten years after the date of grant. Incumbent non-employee directors are granted options annually on the date of the Annual Meeting of Shareholders. These options vest in twelve equal monthly installments and expire ten years after the date of grant.

A summary of the Company's stock option plans is presented below:

                                           June 30, 2001                      June 30, 2000
                                    -----------------------------     -------------------------------
                                                      Weighted                           Weighted
                                                      Average                            Average
                                      Options      Exercise Price      Options       Exercise Price
                                    ----------     --------------     ---------     -----------------

Outstanding at beginning of year     1,722,048         $24.80         1,638,721         $ 22.89
Granted                                287,223          40.45           243,160           36.11
Exercised                             (439,075)         15.53           (73,398)          14.48
Forfeited                              (11,256)         44.80           (86,435)          29.15
                                    ----------         ------         ---------         --------
Outstanding at end of year           1,558,940         $30.02         1,722,048         $ 24.80
                                    ==========         ======         =========         ========

Options exercisable at year end      1,005,907         $27.02         1,239,932         $ 22.26



The following table summarizes information about stock options outstanding at June 30, 2001:

                                   Options Outstanding                          Options Exercisable
                       -----------------------------------------------      ---------------------------
                                    Weighted Average       Weighted                         Weighted
    Range of                            Remaining          Average                          Average
 Exercise Prices         Options    Contractual Life    Exercise Price      Options       Exercise Price
 ---------------       ---------    ----------------    --------------      --------      --------------
 $38.01 to $52.00        417,684       8.11 years           $46.04           174,359         $49.79
   15.01 to 38.00        833,956       6.73 years            28.73           524,248          28.41
   11.01 to 15.00        261,799       1.72 years            12.30           261,799          12.30
    7.00 to 11.00         45,501       3.23 years             8.39            45,501           8.39
                       ---------       ----------           ------         ---------         ------
    7.00 to 52.00      1,558,940       6.16 years           $30.02         1,005,907         $27.02
                       =========       ==========           ======         =========         ======


Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Board will from time to time grant rights to eligible employees to purchase Class A Common Stock. Under this plan, the Company is authorized to grant rights to purchase up to 300,000 shares of Class A Common Stock. The purchase price is the lower of 85% of the fair market value on the date the Company grants the right to purchase or 85% of the fair market value on the date of purchase. Employees, through payroll deductions of no more than 15% of their base compensation, may exercise their rights to purchase for the period specified in the related offering. During the year ended June 30, 2001, 2000 and 1999, shares totaling 17,536, 19,273 and 16,622, respectively, were issued under the Employee Stock Purchase Plan at average prices of $31.93, $27.80 and $32.27, respectively.


NOTE 11 REORGANIZATION AND OTHER ONE-TIME CHARGES

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

During fiscal 1999, the Company eliminated 36 positions, primarily in Napa Valley winery operations and in the administrative areas. These job eliminations, combined with the centralization of finance, logistics, purchasing and customer service, are intended to make the Company more efficient without affecting wine quality or service levels. As a result of these organizational changes, the Company incurred $1,500 of employee separation expenses during fiscal 1999. All severance payments were made as of June 30, 1999.

The Company also completed a strategic review of its product portfolio and decided to focus more of its resources on the Company's core brands: Robert Mondavi Winery, Robert Mondavi Coastal and Woodbridge. As a result, the Company lowered its sales growth expectations for its Vichon Mediterranean brand. Based on revised sales forecasts, the Company determined it had approximately 475,000 gallons of excess imported wine inventory. Accordingly, the Company wrote-down the excess inventory to its fair market value based on current market prices and recent sales of similar wine inventory. The resulting $4,000 write-down, was included in cost of goods sold in fiscal 1999. At June 30, 2000, the Company had completed the sale of the excess inventory and fully utilized the corresponding inventory reserve.

The Company also decided to prioritize the replanting of its internal vineyards. As a result, the Company accelerated the removal of certain vineyards for replant. The net book value of the vineyards removed totaled $500, which was included in cost of goods sold in fiscal 1999.

NOTE 12 COMMITMENTS AND CONTINGENCIES

The Company leases some of its office space, warehousing facilities, vineyards and equipment under non-cancelable leases accounted for as operating leases. Certain of these leases have options to renew. Rental expense amounted to $8,059, $5,108 and $4,163, respectively, for the year ended June 30, 2001, 2000 and 1999. The Company also leases land, machinery and equipment under capital leases. The minimum rental payments under non-cancelable operating and capital leases at June 30, 2001 are as follows (in thousands):

  YEAR ENDING                        CAPITAL       OPERATING
     JUNE 30,                        LEASES          LEASES
  -----------                        -------       ---------
      2002                           $ 1,011       $ 9,398
      2003                               907         9,680
      2004                               144        10,765
      2005                               144        11,062
      2006                               144         9,746
  Thereafter                           2,318        21,087
                                     -------       -------
                                       4,668       $71,738
                                                   =======
Less amount representing interest     (1,362)
                                     -------
Present value of minimum lease
  payments                           $ 3,306
                                     =======


Interest expense on capital lease obligations was $282, $331 and $385 for the year ended June 30, 2001, 2000 and 1999, respectively.

The Company maintains master lease facilities that provide the capacity to fund up to $183,900. The combined facilities enable the Company to lease certain real property (the Property) to be constructed or acquired. The leases have initial terms of three to four years, after a construction period, with options to renew. Rent obligations for the Property commence on various dates. The Company may, at its option, purchase the Property during or at the end of the lease term for 100% of the then outstanding amounts expended by the lessor to complete the Property. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the Property as determined by the agreement, which was approximately $104,823 at June 30, 2001. At June 30, 2001, $126,293 of the combined facilities had been utilized.

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

NOTE 13 SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized, was $19,378, $16,026 and $14,382 for the year ended June 30, 2001, 2000 and 1999, respectively. Cash paid for income taxes was $25,439, $27,796 and $22,149 for the year ended June 30, 2001, 2000 and 1999, respectively.

Non-cash investing activities not included in the statements of cash flows include the issuance of stock as part of the acquisition of a minority interest in Ornellaia (Note 5) and a non-monetary exchange of assets (Note 11) during fiscal 2000.

Non-cash financing activities not included in the statements of cash flows include the conversions of stock in fiscal 2001 (Note 9) and the tax benefits related to stock option plans in fiscal 2001, 2000 and 1999 (Note 8).

NOTE 14 QUARTERLY HIGHLIGHTS (UNAUDITED)

Selected highlights for each of the fiscal quarters during the year ended June 30, 2001 and 2000 are as follows:

                                    1ST         2ND          3RD         4TH
                                  QUARTER     QUARTER      QUARTER     QUARTER
                                  -------     -------      -------     -------
Year ended June 30, 2001:
  Net revenues                    $ 97,278    $148,382    $117,989    $142,178
  Gross profit                      44,421      68,393      57,418      70,856
  Net income                         9,849      14,141       8,891      10,413
  Earnings per share - Basic           .63         .90         .56         .65
  Earnings per share - Diluted         .61         .87         .54         .63

Year ended June 30, 2000:
  Net revenues                    $ 80,896    $122,166    $ 99,409    $125,252
  Gross profit                      38,420      56,137      46,018      60,655
  Net income                         9,263      14,625       8,309       9,388
  Earnings per share - Basic           .60         .94         .53         .61
  Earnings per share - Diluted         .58         .92         .52         .58



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from pages 2-5 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 2, 2001, as filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from pages 8-11 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 2, 2001, as filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from pages 6-7 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 2, 2001, as filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from page 13 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 2, 2001, as filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:


                                                                                              PAGE
                                                                                              ----
          1)    FINANCIAL STATEMENTS:

                Report of Independent Accountants                                              12

                Consolidated Balance Sheets as of June 30, 2001 and 2000                       13

                Consolidated Statements of Income for the years ended
                  June 30, 2001, 2000 and 1999                                                 14

                Consolidated Statements of Changes in Shareholders' Equity
                  for the years ended June 30, 2001, 2000 and 1999                             15

                Consolidated Statements of Cash Flows for the years
                  ended June 30, 2001, 2000 and 1999                                           16

                Notes to Consolidated Financial Statements                                  17-30

          2)    FINANCIAL STATEMENT SCHEDULES:

                Schedule II    Valuation and Qualifying Accounts                               34

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

  (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                           ROBERT MONDAVI CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                          ------------------------------
                                            BALANCE AT      CHARGED TO       CHARGED                        BALANCE
                                            BEGINNING       COSTS AND       TO OTHER                         AT END
                                             OF YEAR         EXPENSES       ACCOUNTS       DEDUCTIONS       OF YEAR
                                            ----------      ----------      --------       ----------       -------
YEAR ENDED JUNE 30, 1999:
Allowance for uncollectible accounts            500               5            --               5(1)          500
Inventory reserves for write down
  to net realizable value                     2,119           5,220            --           4,318           3,021

YEAR ENDED JUNE 30, 2000:
Allowance for uncollectible accounts            500             276            --             276(1)          500
Inventory reserves for write down
  to net realizable value                     3,021             396            --           1,953           1,464

YEAR ENDED JUNE 30, 2001:
Allowance for uncollectible accounts            500             123            --             123(1)          500
Inventory reserves for write down
  to net realizable value                     1,464             756            --             138           2,082


Notes:

(1)  Balances written off as uncollectible.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE ROBERT MONDAVI CORPORATION

                                             By   /s/ HENRY J. SALVO, JR.
                                                  -----------------------
                                                  Henry J. Salvo, Jr.,
                                                  Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                            DATE
---------                                  -------                                           -----
/s/ ROBERT G. MONDAVI
----------------------
Robert G. Mondavi             Chairman Emeritus                                       September 28, 2001

/s/ R. MICHAEL MONDAVI
----------------------
R. Michael Mondavi            Chairman of the Board                                   September 28, 2001

/s/ TIMOTHY J. MONDAVI
----------------------
Timothy J. Mondavi            Vice Chairman, Winegrower and Director                  September 28, 2001

/s/ GREGORY M. EVANS
----------------------
Gregory M. Evans              President, Chief Executive Officer and Director         September 28, 2001
                              (Principal Executive Officer)

/s/ HENRY J. SALVO, JR..
------------------------
Henry J. Salvo, Jr.           Executive Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)            September  28, 2001

/s/ MARCIA MONDAVI BORGER
----------------------
Marcia Mondavi Borger         Director                                                September 28, 2001

/s/ FRANK E. FARELLA
----------------------
Frank E. Farella              Director                                                September 28, 2001

/s/ ANTHONY GREENER
----------------------
Anthony Greener               Director                                                September 28, 2001

/s/ PHILIP GREER
----------------------
Philip Greer                  Director                                                September 28, 2001

/s/ BARTLETT R. RHOADES
----------------------
Bartlett R. Rhoades           Director                                                September 28, 2001

