Form 10-Q
period 2001-09-30
MONDAVI ROBERT CORP
filed 2001-11-14
CIK 902276

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

                                 Yes [X]    No [ ]

As of October 31, 2001, there were issued and outstanding 9,182,019 shares of the issuer's Class A Common Stock and 6,855,717 shares of the issuer's Class B Common Stock.

================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.


                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                                                       SEPTEMBER 30,      JUNE 30,
                                                                           2001             2001
                                                                       -------------     ---------
                                                                         UNAUDITED
Current assets:
  Cash and cash equivalents                                              $      --       $   7,189
  Accounts receivable--trade, net                                           60,868         104,555
  Inventories                                                              436,381         358,756
  Prepaid expenses and other current assets                                 12,842          10,400
                                                                         ---------       ---------
        Total current assets                                               510,091         480,900

Property, plant and equipment, net                                         325,439         338,935
Investments in joint ventures                                               37,995          31,311
Other assets                                                                13,022          13,212
                                                                         ---------       ---------
        Total assets                                                     $ 886,547       $ 864,358
                                                                         =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Book overdraft                                                         $  16,114       $      --
  Notes payable to banks                                                        --          15,800
  Accounts payable--trade                                                   92,828          29,752
  Employee compensation and related costs                                   16,985          19,835
  Other accrued expenses                                                    10,155          11,849
  Current portion of long-term debt                                         15,666          15,823
  Deferred revenue                                                             502             511
                                                                         ---------       ---------
        Total current liabilities                                          152,250          93,570

Long-term debt, less current portion                                       301,424         335,970
Deferred income taxes                                                       23,350          23,454
Deferred executive compensation                                              5,897           5,128
Other liabilities                                                            3,761           3,767
                                                                         ---------       ---------
        Total liabilities                                                  486,682         461,889
                                                                         ---------       ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares             --              --
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--9,181,217 and 9,151,217 shares                  91,262          91,214
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--6,855,717 and 6,885,717 shares                  11,011          11,059
Paid-in capital                                                             10,547          10,547
Retained earnings                                                          289,923         292,399
Accumulated other comprehensive income:
    Cumulative translation adjustment                                       (2,878)         (2,750)
                                                                         ---------       ---------
                                                                           399,865         402,469
                                                                         ---------       ---------
        Total liabilities and shareholders' equity                       $ 886,547       $ 864,358
                                                                         =========       =========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            -----------------------
                                                              2001           2000
                                                            --------       --------
Gross revenues                                              $ 84,779       $ 99,185
Less excise taxes                                              3,876          4,545
                                                            --------       --------
Net revenues                                                  80,903         94,640
Cost of goods sold                                            47,405         52,857
                                                            --------       --------
Gross profit                                                  33,498         41,783
Selling, general and administrative expenses                  28,741         26,369
Special charges                                               11,200             --
                                                            --------       --------
Operating income (loss)                                       (6,443)        15,414
Other income (expense):
  Interest                                                    (5,148)        (4,251)
  Equity in net income of joint ventures                       7,784          5,441
  Other                                                         (154)          (589)
                                                            --------       --------
Income (loss) before income taxes                             (3,961)        16,015
Provision (benefit) for income taxes                          (1,485)         6,166
                                                            --------       --------
Net income (loss)                                           $ (2,476)      $  9,849
                                                            ========       ========

Earnings (loss) per share--Basic                            $   (.15)      $    .63
                                                            ========       ========
Earnings (loss) per share--Diluted                          $   (.15)      $    .61
                                                            ========       ========

Weighted average number of shares outstanding--Basic          16,037         15,617
                                                            ========       ========
Weighted average number of shares outstanding--Diluted        16,403         16,084
                                                            ========       ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -----------------------
                                                                  2001           2000
                                                                --------       --------
Cash flows from operating activities:
  Net income (loss)                                             $ (2,476)      $  9,849
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Deferred income taxes                                            492            465
    Depreciation and amortization                                  5,777          4,990
    Equity in net income of joint ventures                        (7,784)        (5,441)
    Special charges and asset write-downs                         14,070             --
    Other                                                            149            204
    Changes in assets and liabilities:
      Accounts receivable--trade                                  43,687         11,737
      Inventories                                                (80,338)       (58,855)
      Other assets                                                (2,930)        (3,226)
      Accounts payable--trade and accrued expenses                58,523         59,730
      Deferred executive compensation                                769            767
      Other liabilities                                               (6)          (194)
                                                                --------       --------
  Net cash provided by operating activities                       29,933         20,026
                                                                --------       --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                  (15,950)       (14,420)
  Proceeds from sale of assets                                    12,327             --
  Acquisition of company                                              --        (14,191)
  Distributions from joint ventures                                1,000             --
  Contributions to joint ventures                                     (9)           (27)
                                                                --------       --------
  Net cash used in investing activities                           (2,632)       (28,638)
                                                                --------       --------

Cash flows from financing activities:
  Book overdraft                                                  16,114         11,587
  Net repayments under credit lines                              (47,800)        (3,600)
  Principal repayments of long-term debt                          (2,703)        (3,644)
  Exercise of Class A Common Stock options                            --          1,173
  Other                                                             (101)            94
                                                                --------       --------
  Net cash provided by (used in) financing activities            (34,490)         5,610
                                                                --------       --------

  Net decrease in cash and cash equivalents                       (7,189)        (3,002)
  Cash and cash equivalents at the beginning of the period         7,189          3,002
                                                                --------       --------
  Cash and cash equivalents at the end of the period            $     --       $     --
                                                                ========       ========


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)



NOTE 1  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2001, its results of operations for the three month periods ended September 30, 2001 and 2000 and its cash flows for the three month periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 2001, on file at the Securities and Exchange Commission. Certain fiscal 2001 balances have been reclassified to conform with the current year presentation.

Effective July 1, 2001, the Company implemented Emerging Issues Task Force
(EITF) Issue No. 00-14 (EITF 00-14) and Issue No. 00-25 (EITF 00-25), which require certain sales incentives and fees paid to retailers to be recorded as reductions of revenue. The Company previously reported these expenses as selling, general and administrative expenses. Prior period financial statements have been restated to reflect this change in classification. The restatement resulted in a $2,638 decrease in both revenues and selling, general and administrative expenses for the three months ended, September 30, 2000.


NOTE 2  INVENTORIES

Inventories consist of the following:

                                                SEPTEMBER,     JUNE 30,
                                                   2001          2001
                                                ----------     --------
                                                 UNAUDITED
Wine in production                               $288,995      $226,214
Bottled wine                                      132,406       109,674
Crop costs and supplies                            14,980        22,868
                                                 --------      --------
                                                 $436,381      $358,756
                                                 ========      ========

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested. Included in inventory at September 30, 2001, was $9,404 of inventory cost step-up remaining from applying purchase accounting to the Arrowood acquisition.

NOTE 3  OPERATIONAL CHANGES

During the first quarter of fiscal 2002, the Company implemented a number of operational changes aimed at improving its competitiveness in the slowing economy. These changes included the restructuring of its Disney California Adventure project and the write-down of certain inventories and fixed assets due to lowered volume growth expectations.

The Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminates any further operational risk associated with the project while it continues its business relationship with Disney and maintains a presence at the theme park. As a result of this restructuring, the Company recorded special charges totaling $11.2 million during the quarter, primarily reflecting fixed asset write-offs and lease cancellation fees. Additional charges, including employee separation expenses, totaling between $0.5 million to $1.0 million are expected to be incurred during the second quarter of fiscal 2002.

The Company also revised its volume growth expectations for the fiscal year to reflect the continued economic slowdown and a significant decrease in on-premise (i.e., hotel and restaurant) sales. As a result of these lowered volume growth expectations, the Company recorded $3.8 million in inventory and fixed asset write-downs during the quarter that were classified as cost of goods sold.


NOTE 4  COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income for the three months ended September 30, 2001 and 2000 were as follows:

                                                               UNAUDITED
                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ---------------------
                                                           2001          2000
                                                         -------       -------
Net income (loss)                                        $(2,476)      $ 9,849
Foreign currency translation adjustment, net of tax         (128)         (709)
                                                         -------       -------
Comprehensive income (loss)                              $(2,604)      $ 9,140
                                                         =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

During the first quarter of fiscal 2002, the Company recorded $11.2 million, or $0.43 per diluted share, in special charges related to the restructuring of its Disney California Adventure project. The Company also recorded inventory and fixed asset write-downs, totaling $3.8 million, or $0.14 per diluted share, as a result of lowering its sales volume growth projections for the fiscal year. The adjusted figures discussed throughout this report, which better reflect the results of the Company's ongoing operations, exclude the special charges and asset write-downs, as well as inventory step-up charges associated with business acquisitions.


FIRST QUARTER OF FISCAL 2002 COMPARED TO FIRST QUARTER OF FISCAL 2001

NET REVENUES Sales volume decreased by 15.1% and net revenues decreased by 14.5%, reflecting the impact of the continued economic downturn combined with a sharp decline in the travel and entertainment sectors that began in September. Net revenues per case increased by 0.6% to $48.46 per case, mainly reflecting the carry-over effect of price increases implemented during the third quarter of fiscal 2001. Due to the continued economic slowdown and the recent decline in the travel and entertainment sectors, the Company expects sales volume, net revenues and net income to decrease compared to prior year levels for the fiscal year.

Effective July 1, 2001, the Company implemented EITF 00-14 and EITF 00-25, which require certain sales incentives and fees paid to retailers to be recorded as reductions of revenue. Prior period financial statements have been restated to reflect this change. For a further discussion of the impact of these items, see
Note 1 of Notes to Consolidated Financial Statements.

COST OF GOODS SOLD Cost of goods sold as reported decreased by 10.3%. Adjusted cost of goods sold decreased by 17.3%, reflecting decreased sales volume combined with lower grape costs.

GROSS PROFIT As a result of the above factors, the reported gross profit percentage was 41.4% compared to 44.1% last year. The adjusted gross profit percentage was 47.1% compared to 45.3% last year.

OPERATING EXPENSES Operating expenses as reported increased by 51.5% and the reported ratio of operating expenses to net revenues increased to 49.4% from 27.9% a year ago. Adjusted operating expenses increased by 9.0% and the adjusted ratio of operating expenses to net revenues increased to 35.5% from 27.9% a year ago. The increase in adjusted operating expenses reflects the addition of $1.8 million of Golden Vine Winery operating expenses and a 2.2% increase in all other operating expenses.

INTEREST Interest expense increased by 21.1%, reflecting increased average borrowings outstanding.

EQUITY IN NET INCOME OF JOINT VENTURES Equity in net income of joint ventures as reported increased by 43.1% to $7.8 million mainly due to improved income from Opus One during the period. A significant portion of the improvement during the period related to an earlier Opus One fall release. Adjusted equity in net income of joint ventures increased by 34.6% to $9.1 million, reflecting the Opus One improvement and adjusted equity income from Ornellaia.

PROVISION FOR INCOME TAXES The Company's effective tax rate was 37.5% compared to 38.5% last year. The lower effective tax rate was primarily the result of an increase in certain deductible expenses and manufacturing tax credits.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE As a result of the above factors, the Company reported a net loss of $2.5 million, or ($0.15) per diluted share, compared to net income of $9.8 million, or $0.61 per diluted share, a year ago. Adjusted net income totaled $8.2 million, or $0.50 per diluted share, compared to $11.3 million, or $0.70 per diluted share, a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.2 million during the first three months of fiscal 2002 as cash used in financing and investing activities exceeded cash provided by operating activities. Cash provided by operations totaled $29.9 million, reflecting a decrease in accounts receivable and the impact of harvest, with significant increases in inventory and amounts payable to growers. Cash used in investing activities totaled $2.6 million, reflecting purchases of production equipment and vineyard development costs, which were partially offset by proceeds from the sale of certain vineyard assets. Cash used in financing activities totaled $34.5 million, primarily reflecting repayment of debt.

The Company maintains master lease facilities that provide the capacity to fund up to $199.4 million. The combined facilities enable the Company to lease certain real property to be constructed or acquired. At September 30, 2001, $137.5 million of the combined facilities had been utilized.

The Company's short-term credit lines expire in December 2001. The Company expects to renew or obtain new credit lines prior to the expiration of the existing short-term credit lines.


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

                      1)     Exhibits:
                      None

                      2)     Form 8-K:
                      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE ROBERT MONDAVI CORPORATION

Dated:  November 14, 2001                      By  /s/  HENRY J. SALVO, JR.
                                                  -------------------------
                                                   Henry J. Salvo, Jr.,
                                                   Executive Vice President and
                                                   Chief Financial Officer


                           FORWARD-LOOKING STATEMENTS


The above Form 10-Q and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, anticipated future investment in vineyards and other capital projects, the premium wine grape market and the premium wine industry generally. Actual results may differ materially from the Company's present expectations. Among other things, reduced consumer spending, a change in consumer preferences or the length and severity of the current economic downturn in some of the Company's key markets, including in particular the depressed travel and entertainment sectors, could reduce demand for the Company's wines. Similarly, competition from numerous domestic and foreign vintners, coupled with changes in foreign currency valuations, could affect the Company's volume and revenue growth outlook. The price of grapes, the Company's single largest product cost, is beyond the Company's control and higher grape costs may put more pressure on the Company's gross profit margin than is currently forecast. Interest rates and other business and economic conditions could change significantly the cost and risks of projected capital spending. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, on file with the Securities and Exchange Commission. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.