Form 10-Q
period 2001-12-31
MONDAVI ROBERT CORP
filed 2002-02-13
CIK 902276

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended              December 31, 2001
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to
                               -------------------------------    --------------

Commission File Number:                     33-61516
                           -----------------------------------------------------

                         THE ROBERT MONDAVI CORPORATION

 Incorporated under the laws                    I.R.S. Employer Identification:
 of the State of California                              94-2765451


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

Yes             X          No
           ------------            ------------

As of January 31, 2002, there were issued and outstanding 9,202,914 shares of the issuer's Class A Common Stock and 6,852,647 shares of the issuer's Class B Common Stock.

--------------------------------------------------------------------------------

                                     PART I
Item 1.  Financial Statements.


                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                                                       December 31,      June 30,
                                                                                           2001            2001
                                                                                           ----            ----
                                                                                         Unaudited

Current assets:
  Cash and cash equivalents                                                            $        -      $   7,189
  Accounts receivable--trade, net                                                          82,563        104,555
  Inventories                                                                             437,088        358,756
  Prepaid expenses and other current assets                                                 8,973         10,400
                                                                                       ----------      ---------
         Total current assets                                                             528,624        480,900

Property, plant and equipment, net                                                        323,983        338,935
Investments in joint ventures                                                              33,971         31,311
Other assets                                                                               13,435         13,212
                                                                                       ----------      ---------
         Total assets                                                                    $900,013       $864,358
                                                                                       ==========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                                       $    5,304      $       -
  Notes payable to banks                                                                        -         15,800
  Accounts payable--trade                                                                  52,235         29,752
  Employee compensation and related costs                                                  15,821         19,835
  Other accrued expenses                                                                   16,337         12,360
  Current portion of long-term debt                                                         9,673         15,823
                                                                                       -----------     ---------
         Total current liabilities                                                         99,370         93,570

Long-term debt, less current portion                                                      356,994        335,970
Deferred income taxes                                                                      23,470         23,454
Deferred executive compensation                                                             6,182          5,128
Other liabilities                                                                           3,676          3,767
                                                                                       ----------      ---------
         Total liabilities                                                                489,692        461,889
                                                                                       ----------      ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares                             -              -
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--9,200,559 and 9,151,217 shares                                 91,676         91,214
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--6,852,647 and 6,885,717 shares                                 11,006         11,059
Paid-in capital                                                                            10,593         10,547
Retained earnings                                                                         300,175        292,399
Accumulated other comprehensive income:
    Cumulative translation adjustment                                                      (3,071)        (2,750)
    Forward contracts                                                                         (58)             -
                                                                                       ----------      ---------
                                                                                          410,321        402,469
                                                                                       ----------      ---------
         Total liabilities and shareholders' equity                                    $  900,013      $ 864,358
                                                                                       ==========      =========


                 See Notes to Consolidated Financial Statements.



                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited) (in thousands, except per share data)

                                                                   Three Months Ended          Six Months Ended
                                                                       December 31,              December 31,
                                                                   2001         2000          2001         2000
                                                                   ----         ----          ----         ----
Gross revenues                                                 $137,822     $147,406     $222,601     $246,591
Less excise taxes                                                 6,711        6,927       10,587       11,472
                                                              ---------    ---------    ---------    ---------
Net revenues                                                    131,111      140,479      212,014      235,119
Cost of goods sold                                               72,914       79,989      120,319      132,846
                                                              ---------    ---------    ---------    ---------
Gross profit                                                     58,197       60,490       91,695      102,273
Selling, general and administrative expenses                     34,873       33,838       63,614       60,207
Special charges                                                   1,040            -       12,240            -
                                                              ---------    ---------       ------    ---------
Operating income                                                 22,284       26,652       15,841       42,066
Other income (expense):
  Interest                                                       (5,415)      (4,987)     (10,563)      (9,238)
  Equity income from joint ventures                                  15        1,658        7,799        7,099
  Other                                                            (482)        (330)        (636)        (919)
                                                              ---------    ---------    ---------    ---------
Income before income taxes                                       16,402       22,993       12,441       39,008
Provision for income taxes                                        6,150        8,852        4,665       15,018
                                                              ---------    ---------    ---------    ---------
Net income                                                     $ 10,252    $  14,141     $  7,776    $  23,990
                                                              =========    =========     ========    =========

Earnings per share-Basic                                      $    .64     $     .90     $    .48    $    1.53
                                                              ========     =========     ========    =========


Earnings per share-Diluted                                    $    .63     $     .87     $    .48    $    1.48
                                                              ========     =========     ========    =========


Weighted average number of shares outstanding-Basic              16,040       15,792       16,038       15,704
                                                              =========    =========    =========    =========

Weighted average number of shares outstanding-Diluted            16,305       16,333       16,354       16,216
                                                              =========    =========    =========    =========


     See Notes to Consolidated Financial Statements.


                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                            2001           2000
                                                                                            ----           ----

Cash flows from operating activities:
  Net income                                                                              $ 7,776      $  23,990
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                                                  (1,542)         2,033
    Depreciation and amortization                                                          11,313         10,027
    Equity income from joint ventures                                                      (7,799)        (7,099)
    Special charges and asset write-downs                                                  14,070              -
    Other                                                                                     448             32
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable--trade                                                           21,992        (12,770)
      Inventories                                                                         (82,426)       (85,460)
      Other assets                                                                          3,301         (3,969)
      Accounts payable--trade and accrued expenses                                         22,325         46,532
      Deferred executive compensation                                                       1,054            552
      Other liabilities                                                                       (91)          (344)
                                                                                       ----------      ---------
  Net cash used in operating activities                                                    (9,579)       (26,476)
                                                                                       ----------      ---------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                                           (20,142)       (28,112)
  Proceeds from sale of assets                                                             12,327          2,370
  Business acquisition                                                                          -        (14,191)
  Distributions from joint ventures                                                         7,092          5,190
  Contributions to joint ventures                                                          (1,018)          (580)
                                                                                       ----------      ---------
  Net cash used in investing activities                                                    (1,741)       (35,323)
                                                                                       ----------      ---------

Cash flows from financing activities:
  Book overdraft                                                                            5,304          1,582
  Net additions under notes payable to banks                                               10,000         56,800
  Principal repayments of long-term debt                                                  (10,926)        (5,101)
  Proceeds from issuance of Class A Common Stock                                              296            255
  Exercise of Class A Common Stock options                                                    113          5,205
  Other                                                                                      (656)            56
                                                                                       ----------      ---------
  Net cash provided by financing activities                                                 4,131         58,797
                                                                                       ----------      ---------

  Net decrease in cash and cash equivalents                                                (7,189)        (3,002)
  Cash and cash equivalents at the beginning of the period                                  7,189          3,002
                                                                                       ----------      ---------
  Cash and cash equivalents at the end of the period                                   $        -      $       -
                                                                                       ==========      =========

                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2001, its results of operations for the three and six month periods ended December 31, 2001 and 2000 and its cash flows for the six month periods ended December 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 2001, on file at the Securities and Exchange Commission. Certain fiscal 2001 balances have been reclassified to conform with current year presentation.

Effective July 1, 2001, the Company implemented Emerging Issues Task Force
(EITF) Issue No. 00-14 (EITF 00-14) and Issue No. 00-25 (EITF 00-25), which require certain sales incentives and fees paid to retailers to be recorded as reductions of revenue. The Company previously reported these expenses as selling, general and administrative expenses. Prior period financial statements have been restated to reflect this change in classification. The restatement resulted in a $7,903 and $10,541 decrease in both revenues and selling, general and administrative expenses for the three months and six months ended December 31, 2000, respectively.

NOTE 2 INVENTORIES

Inventories consist of the following:

                                                                                        December 31,    June 30,
                                                                                           2001           2001
                                                                                           ----           ----
                                                                                         Unaudited
Wine in production                                                                     $  315,246      $ 226,214
Bottled wine                                                                              118,778        109,674
Crop costs and supplies                                                                     3,064         22,868
                                                                                       ----------      ---------
                                                                                       $  437,088      $ 358,756
                                                                                       ==========      =========

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested. Included in inventory at December 31, 2001, was $8,464 of inventory cost step-up remaining from applying purchase accounting to the acquisition of Arrowood.

NOTE 3  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has only a limited involvement with derivative instruments and does not use them for trading purposes. Forward exchange contracts, generally with average maturities of less than one year, are used as protection against the risk that the eventual U.S. dollar cash flows resulting from certain unrecognized firm purchase commitments and forecasted transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. The derivative financial instruments associated with unrecognized firm purchase commitments are designated as fair-value hedges. The derivative financial instruments associated with forecasted transactions are designated as cash-flow hedges.

At December 31, 2001, the Company had outstanding forward exchange contracts, hedging primarily European euro purchases of barrels and corks and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $19,419. Using exchange rates outstanding as of December 31, 2001, the U.S. dollar equivalent of the contracts totaled $19,372.

NOTE 4  OPERATIONAL CHANGES

During the first quarter of fiscal 2002, the Company implemented a number of operational changes aimed at improving its competitiveness in the slowing economy. These included changes in the Company's Disney California Adventure project and the write-down of certain inventories and fixed assets due to lowered volume growth expectations.

The Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues its business relationship with Disney and maintains a presence at the theme park. As a result of this change, the Company has recorded special charges to date totaling $12,240, or $0.47 per diluted share, primarily reflecting fixed asset write-offs, employee separation expenses and lease cancellation fees. As of December 31, 2001, the Company has remaining accruals totaling $820 for a lease cancellation fee and employee separation expenses for one employee. The amounts accrued for these exit costs were paid in full during January 2002.

During the first quarter of fiscal 2002, the Company also revised its volume growth expectations for the fiscal year to reflect the continued economic slowdown and a significant decrease in on-premise (i.e., hotel and restaurant) sales. As a result of these lowered volume growth expectations, the Company recorded $3,750, or $0.14 per diluted share, in inventory and fixed asset write-downs during the first quarter that were classified as cost of goods sold.

NOTE 5  COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments designated as cash-flow hedges. Comprehensive income for the three and six months ended December 31, 2001 and 2000 were as follows:

                                                                                   Unaudited
                                                                 Three Months Ended         Six Months Ended
                                                                    December 31,               December 31,
                                                                 2001           2000        2001         2000
                                                                 ----           ----        ----         ----
Net income                                                     $ 10,251      $ 14,141     $ 7,776     $ 23,990
Foreign currency translation adjustment, net of tax                (193)          212        (321)        (497)
Forward contracts, net of tax                                       (58)            -         (58)           -
                                                               --------      --------     -------    ---------
Comprehensive income                                           $ 10,000      $ 14,353     $ 7,397    $  23,493
                                                               ========      ========     =======    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

During the first six months of fiscal 2002, the Company recorded $12.2 million, or $0.47 per diluted share, in special charges related to operational changes in its Disney California Adventure project. During the first quarter of fiscal 2002, the Company also recorded inventory and fixed asset write-downs, totaling $3.8 million, or $0.14 per diluted share, as a result of lowering its sales volume growth projections for the fiscal year. The adjusted figures discussed throughout this report, which better reflect the results of the Company's ongoing operations, exclude the special charges and asset write-downs, as well as inventory step-up charges associated with business acquisitions for all periods presented.

Effective July 1, 2001, the Company implemented Emerging Issues Task Force
(EITF) Issue No. 00-14 (EITF 00-14) and Issue No. 00-25 (EITF 00-25), which require certain sales incentives and fees paid to retailers to be recorded as reductions of revenue. The Company previously reported these expenses as selling, general and administrative expenses. Prior period financial statements have been restated to reflect this change in classification. The restatement resulted in a $7.9 million and $10.5 million decrease in both revenues and selling, general and administrative expenses for the three months and six months ended December 31, 2000, respectively.

Second Quarter of Fiscal 2002 Compared to Second Quarter of Fiscal 2001

NET REVENUES Sales volume decreased by 4.5% and net revenues decreased by 6.7%, reflecting the impact of the continued economic downturn combined with a sharp decline in the travel and entertainment sectors that began in September. Net revenues per case decreased by 2.3% to $46.44, reflecting a shift in sales mix to wines with lower net revenues per case.

COST OF GOODS Sold Cost of goods sold as reported decreased by 8.8%. Adjusted cost of goods sold decreased by 8.4%, reflecting decreased sales volume combined with lower grape costs.

GROSS PROFIT As a result of the above factors, the reported gross profit percentage was 44.4% compared to 43.1% reported last year. The adjusted gross profit percentage increased to 45.1% from 44.1% last year.

OPERATING EXPENSES Operating expenses as reported increased by 6.1% and the reported ratio of operating expenses to net revenues increased to 27.4% from 24.1% a year ago. Adjusted operating expenses increased by 3.1% and the adjusted ratio of operating expenses to net revenues increased to 26.6% from 24.1% a year ago. The increase in the adjusted operating expense ratio primarily reflects increased promotional spending per case.

INTEREST Interest expense increased by 8.6%, even though average borrowings outstanding were relatively consistent with the prior year, reflecting a reduction of capitalized interest due to the completion of certain capital and vineyard development projects.

EQUITY INCOME FROM JOINT VENTURES Equity income from joint ventures as reported decreased by 99.1% and adjusted equity income from joint ventures decreased by 89.6%. The decrease in both the reported and adjusted figures was due mainly to an earlier Opus One fall release, which was essentially complete during the first quarter of fiscal 2002.

PROVISION FOR INCOME TAXES The Company's effective tax rate was 37.5% compared to 38.5% last year. The lower effective tax rate was primarily the result of an increase in certain deductible expenses and manufacturing tax credits.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $10.3 million, or $0.63 per diluted share, compared to $14.1 million, or $0.87 per diluted share, a year ago. Adjusted net income totaled $11.6 million, or $0.71 per diluted share, compared to $15.2 million, or $0.93 per diluted share, a year ago.

First Six Months of Fiscal 2002 Compared to First Six Months of Fiscal 2001

NET REVENUES Sales volume decreased by 8.7% and net revenues decreased by 9.8%, reflecting the impact of the continued economic downturn combined with a sharp decline in the travel and entertainment sectors that began in September. Net revenues per case decreased by 1.2% to $47.20 per case, reflecting lower a shift in sales mix to wines with lower net revenues per case. Due to the continued economic slowdown and the recent decline in the travel and entertainment sectors, the Company expects sales volume, net revenues and net income to decrease compared to prior year levels for the fiscal year.

COST OF GOODS SOLD Cost of goods sold as reported decreased by 9.4%. Adjusted cost of goods sold decreased 11.9%, reflecting decreased sales volume combined with lower grape costs.

GROSS PROFIT As a result of the above factors, the reported gross profit percentage was 43.2% compared to 43.5% reported last year. The adjusted gross profit percentage increased to 45.9% from 44.6% last year.

OPERATING EXPENSES Operating expenses as reported increased by 26.0% and the reported ratio of operating expenses to net revenues increased to 35.8% from 25.6% a year ago. Adjusted operating expenses increased by 5.7% and the adjusted ratio of operating expenses to net revenues increased to 30.0% from 25.6% a year ago. The increase in the adjusted operating expense ratio primarily reflects increased promotional spending per case and $1.8 million of operating expenses from the Company's Disney California Adventure project that were incurred during the first quarter of fiscal 2002, prior to the project's operational changes.

INTEREST Interest expense increased by 14.3%, even though average borrowings outstanding were relatively consistent with the prior year, reflecting a reduction in capitalized interest due to the completion of certain capital and vineyard development projects.

EQUITY INCOME FROM JOINT VENTURES Equity income from joint ventures as reported increased by 9.9% and adjusted equity income from joint ventures increased by 6.0%. The increase in both the reported and adjusted figures was due mainly to improved profitability from the Opus One joint venture.

PROVISION FOR INCOME TAXES The Company's effective tax rate was 37.5% compared to 38.5% last year. The lower effective tax rate was primarily the result of an increase in certain deductible expenses and manufacturing tax credits.

NET INCOME AND EARNINGS PER SHARE As a result of the above factors, net income as reported totaled $7.8 million, or $0.48 per diluted share, compared to $24.0 million, or $1.48 per diluted share, a year ago. Adjusted net income totaled $19.8 million, or $1.21 per diluted share, compared to $26.6 million, or $1.64 per diluted share, a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.2 million during the first six months of fiscal 2002 as cash used in operating and investing activities exceeded cash provided by financing activities. Cash used in operations totaled $9.6 million, reflecting an increase in inventories that was partially offset by net income, as well as the non-cash impact on pre-tax income of depreciation and amortization, and a seasonal increase in accounts payable. The increase in inventories reflects a seasonal increase in inventories subsequent to harvest, as well as a build up of inventories resulting from grape commitments that were made prior to the Company lowering its sales forecast due to softening demand and a sharp decline in the travel and entertainment sectors. Cash used in investing activities totaled $1.7 million, reflecting purchases of production equipment and vineyard development cost that were partially offset by proceeds from the sale of certain vineyard assets and distributions from joint ventures. Cash provided by financing activities totaled $4.1 million, reflecting net repayments of debt and a book overdraft of $5.3 million, which represents the float on outstanding checks.

The Company maintains master lease facilities that provide the capacity to fund up to $189.0 million. The combined facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $114.8 million as of December 31, 2001. At December 31, 2001, $138.3 million of the combined facilities had been utilized.

The Company has unsecured long-term credit lines that have maximum credit availability of $150.0 million and expire on December 14, 2004. The Company had $71.0 million outstanding under its long-term credit lines as of December 31, 2001.

The Company also has the ability to borrow up to $35.0 million under an uncommitted credit facility with a bank. The Company may request advances under this credit facility, and if approved by the bank, the advance must be repaid in no more than 180 days from the date of the advance. No amounts were outstanding under this credit facility as of December 31, 2001.


                                     PART II

Item     1.       Legal Proceedings.

The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, the results of its operations or its cash flows.

Item     4.       Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on November 2, 2001, at the Napa Valley Marriott, Napa, California. Three matters were submitted to a vote of shareholders: election of directors; ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2002; and amendments of the 1993 Non-Employee Directors' Stock Option Plan to authorize discretionary grants of options in addition to the non-discretionary grants authorized previously, to extend the term of the plan by ten years to February 25, 2013, and to make certain technical changes to conform the plan with recent changes in the federal securities laws.

Philip Greer, Frank Farella and Bartlett Rhoades were nominated as Class A directors. 7,338,983 Class A shares were voted for Mr. Greer and 111,391 shares were withheld. 7,337,419 Class A shares were voted for Mr. Farella and 112,955 shares were withheld. 7,336,654 Class A shares were voted for Mr. Rhoades and 113,720 shares were withheld. Accordingly, Mssrs. Greer, Farella and Rhoades were re-elected as Class A directors.

Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy J. Mondavi, Anthony Greener, and Gregory M. Evans were nominated as Class B directors. 7,067,681 Class B shares were voted for each of them. Accordingly, each of the Class B nominees was re-elected to the Board.

78,114,948 votes were cast in favor of the ratification of PricewaterhouseCoopers LLP, 7,787 votes were cast against and 4,449 votes abstained. Accordingly, the selection of PricewaterhouseCoopers LLP as independent auditors was ratified.

75,611,513 votes were cast in favor of the ratification of the amendments to the 1993 Non-Employee Directors' Stock Option Plan, 2,449,150 votes were cast against and 16,521 votes abstained. Accordingly, the amendments of the stock plan were adopted as proposed.

Item     6.       Exhibits and Reports on Form 8-K.

                           1)       Exhibits:
                           None

                           2)       Form 8-K:
                           No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE ROBERT MONDAVI CORPORATION

Dated:   February 13, 2002                By       /s/  HENRY J. SALVO, JR.
                                                   ------------------------
                                                   Henry J. Salvo, Jr.
                                                   Chief Financial Officer



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