Form 10-Q
period 2002-03-31
MONDAVI ROBERT CORP
filed 2002-05-15
CIK 902276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended              March 31, 2002
                               -------------------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    -------------------

Commission File Number:                     33-61516
                           ----------------------------------------------------

                         THE ROBERT MONDAVI CORPORATION

       Incorporated under the laws               I.R.S. Employer Identification:
       of the State of California                           94-2765451

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

                            Yes    X     No
                            ------------ ------------

As of April 30, 2002, there were issued and outstanding 9,353,613 shares of the issuer's Class A Common Stock and 6,852,647 shares of the issuer's Class B Common Stock.



                                     PART I
Item 1.  Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                                                         March 31,       June 30,
                                                                                           2002            2001
                                                                                           ----            ----
                                                                                         Unaudited
Current assets:
  Cash and cash equivalents                                                            $      - -      $   7,189
  Accounts receivable--trade, net                                                          79,408        104,555
  Inventories                                                                             417,110        358,756
  Prepaid expenses and other current assets                                                11,623         10,400
                                                                                       ----------      ---------
         Total current assets                                                             508,141        480,900

Property, plant and equipment, net                                                        324,640        338,935
Investments in joint ventures                                                              32,193         31,311
Other assets                                                                               13,524         13,212
                                                                                       ----------      ---------
         Total assets                                                                   $ 878,498       $864,358
                                                                                       ==========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                                       $    3,157      $     - -
  Notes payable to banks                                                                    3,100         15,800
  Accounts payable--trade                                                                  18,221         29,752
  Employee compensation and related costs                                                  11,760         19,835
  Other accrued expenses                                                                   14,168         12,360
  Current portion of long-term debt                                                        12,641         15,823
                                                                                       ----------      ---------
         Total current liabilities                                                         63,047         93,570

Long-term debt, less current portion                                                      363,446        335,970
Deferred income taxes                                                                      23,658         23,454
Deferred executive compensation                                                             5,321          5,128
Other liabilities                                                                           3,608          3,767
                                                                                       ----------      ---------
         Total liabilities                                                                459,080        461,889
                                                                                       ----------      ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares                           - -            - -
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--9,296,363 and 9,151,217 shares                                 92,861         91,214
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--6,852,647 and 6,885,717 shares                                 11,006         11,059
Paid-in capital                                                                            11,166         10,547
Retained earnings                                                                         307,758        292,399
Accumulated other comprehensive income:
    Cumulative translation adjustment                                                      (3,352)        (2,750)
    Forward contracts                                                                         (21)           - -
                                                                                       ----------      ---------
                                                                                          419,418        402,469
                                                                                       ----------      ---------
         Total liabilities and shareholders' equity                                    $  878,498      $ 864,358
                                                                                       ==========      =========


                 See Notes to Consolidated Financial Statements.



                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited) (in thousands, except per share data)


                                                                 Three Months Ended         Nine Months Ended
                                                                      March 31,                  March 31,
                                                                   2002         2001       2002         2001
                                                                   ----         ----       ----         ----

Gross revenues                                                 $109,833     $117,665     $332,434     $364,256
Less excise taxes                                                 5,543        5,584       16,130       17,056
                                                              ---------    ---------    ---------    ---------
Net revenues                                                    104,290      112,081      316,304      347,200
Cost of goods sold                                               57,981       60,571      178,300      193,417
                                                              ---------    ---------    ---------    ---------
Gross profit                                                     46,309       51,510      138,004      153,783
Selling, general and administrative expenses                     29,429       31,166       93,043       91,373
Special charges                                                     - -          - -       12,240         - -
                                                              ---------    ---------       ------     --------
Operating income                                                 16,880       20,344       32,721       62,410
Other income (expense):
  Interest                                                       (5,877)      (6,187)     (16,440)     (15,425)
  Equity income from joint ventures                               1,137          244        8,936        7,343
  Other                                                              (7)          56         (643)        (863)
                                                              ---------    ---------    ---------    ---------
Income before income taxes                                       12,133       14,457       24,574       53,465
Provision for income taxes                                        4,550        5,566        9,215       20,584
                                                              ---------    ---------    ---------    ---------
Net income                                                    $   7,583    $   8,891    $  15,359    $  32,881
                                                              =========    =========    =========    =========

Earnings per share-Basic                                      $     .47    $     .56    $     .96    $    2.08
                                                              =========    =========    =========    =========

Earnings per share-Diluted                                    $     .46    $     .54    $     .94    $    2.02
                                                              =========    =========    =========    =========


Weighted average number of shares outstanding-Basic              16,093       15,970       16,056       15,792
                                                              =========    =========    =========    =========

Weighted average number of shares outstanding-Diluted            16,394       16,428       16,367       16,288
                                                              =========    =========    =========    =========

                 See Notes to Consolidated Financial Statements.


                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                                            2002           2001
                                                                                            ----           ----
Cash flows from operating activities:
  Net income                                                                           $   15,359      $  32,881
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Deferred income taxes                                                                  (4,685)         2,413
    Depreciation and amortization                                                          16,931         15,844
    Equity income from joint ventures                                                      (8,936)        (7,343)
    Special charges and asset write-downs                                                  14,070            - -
    Other                                                                                     367            (25)
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable--trade                                                           25,147         (9,906)
      Inventories                                                                         (62,108)       (68,889)
      Other assets                                                                          3,874         (7,233)
      Accounts payable--trade and accrued expenses                                        (17,322)         1,755
      Deferred executive compensation                                                         193         (3,786)
      Other liabilities                                                                      (159)            57
                                                                                       ----------      ---------
  Net cash used in operating activities                                                   (17,269)       (44,232)
                                                                                       ----------      ---------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                                           (26,109)       (40,372)
  Proceeds from sale of assets                                                             12,327          2,425
  Business acquisition                                                                        - -        (14,191)
  Distributions from joint ventures                                                         9,792          5,232
  Contributions to joint ventures                                                          (1,128)          (589)
                                                                                       ----------      ---------
  Net cash used in investing activities                                                    (5,118)       (47,495)
                                                                                       ----------      ---------

Cash flows from financing activities:
  Book overdraft                                                                            3,157          3,586
  Net additions under notes payable to banks                                               25,100         32,672
  Proceeds from issuance of long-term debt                                                    - -         55,000
  Principal repayments of long-term debt                                                  (13,506)        (7,684)
  Proceeds from issuance of Class A Common Stock                                              273            255
  Exercise of Class A Common Stock options                                                  1,321          5,927
  Other                                                                                    (1,147)        (1,031)
                                                                                       ----------      ---------
  Net cash provided by financing activities                                                15,198         88,725
                                                                                       ----------      ---------

  Net decrease in cash and cash equivalents                                                (7,189)        (3,002)
  Cash and cash equivalents at the beginning of the period                                  7,189          3,002
                                                                                       ----------      ---------
  Cash and cash equivalents at the end of the period                                   $      - -      $     - -
                                                                                       ==========      =========
                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2002, its results of operations for the three and nine month periods ended March 31, 2002 and 2001 and its cash flows for the nine month periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K (the 10-K) for the fiscal year ended June 30, 2001, on file at the Securities and Exchange Commission. Certain fiscal 2001 balances have been reclassified to conform with current year presentation.

Effective July 1, 2001, the Company implemented new pronouncements issued by the Financial Accounting Standards Board's Emerging Issues Task Force that require certain sales incentives and fees paid to retailers to be recorded as reductions of revenue. The Company previously reported these expenses as selling, general and administrative expenses. Prior period financial statements have been restated to reflect this change in classification. The restatement resulted in a $5,908 and $16,449 decrease in both revenues and selling, general and administrative expenses for the three and nine months ended March 31, 2001, respectively.

NOTE 2 INVENTORIES

Inventories consist of the following:
                                               March 31,      June 30,
                                                 2002           2001
                                                 ----           ----
                                              Unaudited
Wine in production                           $  281,939      $ 226,214
Bottled wine                                    122,503        109,674
Crop costs and supplies                          12,668         22,868
                                             ----------      ---------
                                             $  417,110      $ 358,756
                                             ==========      =========

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested. Included in inventory at March 31, 2002, was $7,367 of inventory cost step-up remaining from applying purchase accounting to the acquisition of Arrowood.

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

At March 31, 2002, the Company had outstanding forward exchange contracts, hedging primarily European euro purchases of barrels and corks and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $10,732. Using exchange rates outstanding as of March 31, 2002, the U.S. dollar equivalent of the contracts totaled $10,504.

NOTE 4  OPERATIONAL CHANGES

During the first quarter of fiscal 2002, the Company implemented a number of operational changes aimed at improving its competitiveness in the slowing economy. These included changes in the Company's Disney California Adventure project and the write-down of certain inventories and fixed assets due to lowered volume growth expectations.

The Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues its business relationship with Disney and maintains a presence at the theme park. As a result of this change, the Company has recorded special charges to date totaling $12,240, or $0.47 per diluted share, primarily reflecting fixed asset write-offs, employee separation expenses and lease cancellation fees. All exit costs accrued in prior periods associated with Disney's California Adventure were paid in full as of March 31, 2002.

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

NOTE 5  COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments designated as cash-flow hedges. Comprehensive income for the three and nine months ended March 31, 2002 and 2001 were as follows:

                                                                                   Unaudited
                                                                 Three Months Ended         Nine Months Ended
                                                                      March 31,                  March 31,
                                                                 2002           2001        2002         2001
                                                                 ----           ----        ----         ----

Net income                                                    $   7,583    $    8,891   $   15,359     $  32,881
Foreign currency translation adjustment, net of tax                (281)          173         (602)         (324)
Forward contracts, net of tax                                        37           - -          (21)          - -
                                                              ---------    ----------   ----------     ---------
Comprehensive income                                          $   7,339    $    9,064   $   14,736     $  32,557
                                                              =========    ==========   ==========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

During the first six months of fiscal 2002, the Company recorded $12.2 million, or $0.47 per diluted share, in special charges related to operational changes in its Disney California Adventure project. During the first quarter of fiscal 2002, the Company also recorded inventory and fixed asset write-downs, totaling $3.8 million, or $0.14 per diluted share, as a result of lowering its sales volume growth projections for the fiscal year. The adjusted figures discussed throughout this report, exclude the special charges and asset write-downs, as well as inventory step-up charges associated with business acquisitions for all periods presented.

The Company has included these adjusted figures in its discussion and analysis of financial condition and results of operations to provide better visibility into the results of its ongoing operations. The adjusted figures should not be considered an alternative to financial statements required under generally accepted accounting principles.

Effective July 1, 2001, the Company implemented new pronouncements issued by the Financial Accounting Standards Board's Emerging Issues Task Force that require certain sales incentives and fees paid to retailers to be recorded as reductions of revenue. The Company previously reported these expenses as selling, general and administrative expenses. Prior period financial statements have been restated to reflect this change in classification.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates and judgements used in the preparation of its consolidated financial statements:

The Company determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience and the financial condition of its customers. Changes in the financial condition of the Company's major customers could result in significant accounts receivable write-offs.

The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of the inventory and its estimated market value, which is based on historic experience and assumptions about market conditions and expected future demand. If actual market conditions and future demand are less favorable than projected, additional write-downs may be required.

The Company has goodwill and license fees related to business acquisitions. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities, which is compared to the carrying amount of the assets. Write-downs are recorded when the estimated undiscounted future cash flows are lower than the assets' carrying value.

The Company carries deductibles for workers' compensation, medical and general liability claims, up to a maximum amount per claim. The Company accrues the undiscounted estimated liability based on its historic claims experience, estimated future claims costs and other factors.

The Company is subject to litigation and other contingencies in the ordinary course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

RESULTS OF OPERATIONS

Third Quarter of Fiscal 2002 Compared to Third Quarter of Fiscal 2001

Net Revenues Net revenues decreased by 7.0%, reflecting a 1.0% increase in sales volume and a 7.9% decrease in net revenues per case. The decrease in net revenues per case was mainly due to a shift in sales mix from luxury wines to super premium wines, combined with an increase in certain promotional allowances, primarily for popular and super premium wines, that are now recorded as reductions of revenue.

Cost of Goods Sold Cost of goods sold as reported decreased by 4.3%. Adjusted cost of goods sold decreased by 4.8%, reflecting the shift in sales mix to super premium wines and lower grape costs overall.

Gross Profit As a result of the above factors, the reported gross profit percentage was 44.4% compared to 46.0% reported last year. The adjusted gross profit percentage decreased to 45.5% from 46.7% last year.

Operating Expenses Operating expenses decreased by 5.6%, reflecting the impact of cost cutting measures implemented during the fiscal year. However, the ratio of operating expenses to net revenues increased to 28.2% from 27.8% due to the loss of sales volume leverage.

Interest Interest expense decreased by 5.0%, reflecting decreases in the Company's average borrowings outstanding and average interest rate that were partially offset by a reduction of capitalized interest due to the completion of certain capital and vineyard development projects.

Equity Income from Joint Ventures Equity income from joint ventures as reported increased by $0.9 million. Adjusted equity income from joint ventures, which excludes inventory step-up charges associated with the Ornellaia acquisition, increased by $0.6 million. The increase in both the reported and adjusted figures was due mainly to improved profitability of the Chilean joint venture.

Provision for Income Taxes The Company's effective tax rate was 37.5% compared to 38.5% last year. The lower effective tax rate was primarily the result of an increase in certain deductible expenses and manufacturing tax credits.

Net Income and Earnings Per Share As a result of the above factors, net income as reported totaled $7.6 million, or $0.46 per diluted share, compared to $8.9 million, or $0.54 per diluted share, a year ago. Adjusted net income totaled $8.7 million, or $0.53 per diluted share, compared to $10.0 million, or $0.61 per diluted share, a year ago.

First Nine Months of Fiscal 2002 Compared to First Nine Months of Fiscal 2001

Net Revenues Sales volume decreased by 5.6% and net revenues decreased by 8.9%, reflecting the impact of the continued economic downturn combined with a sharp decline in the travel and entertainment sectors that began in September. Net revenues per case decreased by 3.5% to $46.58 per case, reflecting a shift in sales mix from luxury wines to popular and super premium wines. Due to the continued economic slowdown and the decline in the travel and entertainment sectors, the Company expects sales volume, net revenues and net income to decrease compared to prior year levels for the fiscal year.

Cost of Goods Sold Cost of goods sold as reported decreased by 7.8%. Adjusted cost of goods sold decreased by 9.7%, reflecting decreased sales volume, the shift in sales mix to popular and super premium wines and lower grape costs overall.

Gross Profit As a result of the above factors, the reported gross profit percentage was 43.6% compared to 44.3% reported last year. The adjusted gross profit percentage increased to 45.7% from 45.2% last year.

Operating Expenses Operating expenses as reported increased by 15.2% and the reported ratio of operating expenses to net revenues increased to 33.3% from 26.3% a year ago. Adjusted operating expenses increased by 1.8% and the adjusted ratio of operating expenses to net revenues increased to 29.4% from 26.3% a year ago. The increase in the adjusted operating expense ratio primarily reflects the loss of sales volume leverage.

Interest Interest expense increased by 6.6%, reflecting a reduction in capitalized interest due to the completion of certain capital and vineyard development projects that was partially offset by a decrease in the Company's average interest rate.

Equity Income from Joint Ventures Equity income from joint ventures as reported increased by $1.6 million. Adjusted equity income from joint ventures, which excludes inventory step-up charges associated with the Ornellaia acquisition, increased by $1.1 million. The increase in both the reported and adjusted figures was due mainly to improved profitability of the Chilean joint venture.

Provision for Income Taxes The Company's effective tax rate was 37.5% compared to 38.5% last year. The lower effective tax rate was primarily the result of an increase in certain deductible expenses and manufacturing tax credits.

Net Income and Earnings Per Share As a result of the above factors, net income as reported totaled $15.4 million, or $0.94 per diluted share, compared to $32.9 million, or $2.02 per diluted share, a year ago. Adjusted net income totaled $28.5 million, or $1.74 per diluted share, compared to $36.6 million, or $2.24 per diluted share, a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.2 million during the first nine months of fiscal 2002 as cash used in operating and investing activities exceeded cash provided by financing activities. Cash used in operations totaled $17.3 million, reflecting an increase in inventories that was partially offset by net income, as well as the non-cash impact on pre-tax income of depreciation and amortization, and a decrease in accounts receivable. The increase in inventories reflects a seasonal increase in inventories subsequent to harvest, as well as a build up of inventories resulting from grape commitments that were made prior to the Company lowering its sales forecast due to softening demand and a sharp decline in the travel and entertainment sectors. Cash used in investing activities totaled $5.1 million, reflecting purchases of production equipment and vineyard development cost that were partially offset by proceeds from the sale of certain vineyard assets and distributions from joint ventures. Cash provided by financing activities totaled $15.2 million, reflecting net additions of debt and a book overdraft of $3.2 million, which represents the float on outstanding checks.

The Company maintains master lease facilities that provide the capacity to fund up to $189.0 million, of which $142.8 million had been utilized as of March 31, 2002. The combined facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $118.5 million as of March 31, 2002.

The Company has unsecured long-term credit lines that have maximum credit availability of $150.0 million and expire on December 14, 2004. The Company had $83.0 million outstanding under its long-term credit lines as of March 31, 2002.

The Company also has the ability to borrow up to $35.0 million under an uncommitted credit facility with a bank. The Company may request advances under this credit facility, and if approved by the bank, the advance must be repaid in no more than 180 days from the date of the advance. The Company had $3.1 million outstanding under this credit facility as of March 31, 2002.


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

                           1)       Exhibits:
                           None

                           2)       Form 8-K:
                           No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE ROBERT MONDAVI CORPORATION

Dated:   May 15, 2002                    By       /s/ HENRY J. SALVO, JR.
                                                  --------------------------
Henry J. Salvo, Jr.
                                                  Chief Financial Officer


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