Form 10-K
period 2002-06-30
MONDAVI ROBERT CORP
filed 2002-09-30
CIK 902276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the Fiscal Year Ended                   Commission File Number:
        June 30, 2002                                33-61516

                         THE ROBERT MONDAVI CORPORATION

     Incorporated under the laws              I.R.S. Employer Identification:
     of the State of California                       94-2765451

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


As of September 16, 2002 there were issued and outstanding (i) 9,570,602 shares of the Registrant's Class A Common Stock and (ii) 6,647,647 shares of the Registrant's Class B Common Stock. The aggregate market value of the Registrant's voting stock held by non-affiliates was $323,965,000 as of September 16, 2002.

                       Documents Incorporated By Reference
Portions of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 8, 2002 are incorporated by reference into Part III of this report.

                                     PART I

ITEM  1. BUSINESS

Business Introduction

As used herein, unless the context indicates otherwise, the "Company" shall mean The Robert Mondavi Corporation and its consolidated subsidiaries. The original Robert Mondavi Winery was founded in 1966. The Company was incorporated under the laws of California in 1981. The Company's principal executive offices are located at 7801 St. Helena Highway, Oakville, California 94562. Its telephone number is (707) 259-9463.

The Company is a leading producer of premium table wines. The Company operates in one business segment and it is organized around three operating units: Robert Mondavi, Woodbridge and joint venture and other brands .

The Robert Mondavi brand produces, markets and sells wines under the Robert Mondavi Winery and Robert Mondavi Private Selection labels. Its marketing focus is on wine quality and image. The To-Kalon Project, a major renovation of the original Robert Mondavi Winery in Oakville, California, was completed in March 2001. Robert Mondavi Private Selection, introduced in fiscal 1994, sold over 1.3 million cases in fiscal 2002.

The Woodbridge brand produces, markets and sells barrel-aged varietal wines in the popular-premium segment. Woodbridge accounted for 76% by volume and 57% by net revenue of the Company's sales in fiscal 2002.

The third operating unit encompasses the Company's smaller wineries including Byron in Santa Maria and Arrowood in Sonoma, as well as four international joint ventures. The Company produces Opus One in partnership with the Baroness Philippine de Rothschild of Chateau Mouton Rothschild of Bordeaux, France; Luce, Lucente and Danzante in partnership with Marchesi de'Frescobaldi of Tuscany, Italy; and Sena and Caliterra in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile. In July 2001 the Company formalized a joint venture with Southcorp Limited to produce, market and sell wines from Australia and from California.

During fiscal 2002, the Company restructured its interest in Tenuta dell'Ornellaia (Ornellaia), a famous estate in the Bolgheri appellation of Tuscany, that produces Ornellaia, Masseto, Le Serne Nuove, Le Volte and Paggro alle Gazze. All of the outstanding shares of Ornellaia are held by a 50/50 joint venture between the Company and Marchesi de'Frescobaldi.

Industry Background

The wine industry is generally segregated into three categories: premium table wines that retail for more than $3 per 750ml bottle; "jug" wines that retail for less than $3 per 750ml bottle; and other wine products, such as sparkling wines, fortified wines, wine coolers and flavored wines. The Company produces and sells only premium table wines. The premium category is generally divided by the trade into four segments: popular-premium ($3-$7 per 750ml); super-premium ($7-$14 per 750ml); ultra-premium ($14-$25 per 750ml); and luxury (over $25 per 750ml). The Company sells wines in each segment of the premium table wine market.

Marketing and Distribution

The Company has a sales force of approximately 150 employees. Its wines are available through all principal retail channels for premium table wine, including fine restaurants, hotels, specialty shops, supermarkets and club stores in all fifty states of the United States of America and 90 countries throughout the world. Sales of the Company's products outside the United States of America accounted for approximately 9% of net revenues in fiscal 2002.

The Company's wines are primarily sold through distributors, who then sell to retailers and restaurateurs. Domestic sales of the Company's wines are made through more than 100 independent wine and spirits distributors. International sales are made through independent importers and brokers.

The Company's wines are distributed in California, Florida, Pennsylvania, Nevada, Hawaii, Kentucky, Illinois and New Mexico by Southern Wine & Spirits, a large national beverage distributor. Sales to Southern Wine & Spirits nationwide represented approximately 29%, 28% and 28% of the Company's gross revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Sales to the Company's 15 largest distributors represented 70% of the Company's gross revenues in fiscal 2002. The Company's distributors also offer premium table wines of other companies that directly compete with the Company's products.

Sales of the Company's wines in California accounted for 19%, 21% and 21% of the Company's gross revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Other major domestic markets include Florida, New York, Massachusetts, Texas, New Jersey, Pennsylvania and Illinois where annual sales represented collectively 31%, 28% and 30% of the Company's gross revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Grape Supply

The Company controls approximately 9,800 acres of vineyards in the top winegrowing regions of California, including Napa Valley, Lodi, Mendocino County, Monterey County, San Luis Obispo County, Santa Maria Valley, Santa Barbara County and Sonoma County. Approximately 9,400 acres of the Company-controlled vineyards are currently planted and the Company expects to plant the balance of the California acreage within the next three years. In addition, the Company's joint ventures control approximately 1,725 acres of vineyards in the top winegrowing regions of Chile, Italy and California.

In fiscal 2002, approximately 12% of the Company's total grape supply came from Company-controlled vineyards, including approximately 74% of the grape supply for wines produced at the Robert Mondavi Winery in Oakville.

The Company purchases the balance of its California grape supply from approximately 300 independent growers, including approximately 60 growers in the Napa Valley. The grower contracts range from one-year spot market purchases to intermediate and long-term agreements.

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests and certain weather conditions can materially and adversely affect the quality and quantity of grapes available to the Company, thereby materially and adversely affecting the supply of the Company's products and its profitability.

A small portion of the Company's vineyards have Pierce's Disease, a plant disease that destroys individual vines and for which there is no known cure. Recently, a new carrier of Pierce's Disease, the Glassy Winged Sharpshooter, has infected vineyards in Southern California. If this pest migrates north to the Company's vineyards, it could greatly increase the incidence of Pierce's Disease and materially and adversely affect the Company's future grape supply.

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

Employees

The Company employs approximately 1,000 regular, full-time employees. The Company also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of the Company's employees is represented by a labor union and the Company believes that its relationship with its employees is good.

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

Risk of Consumer Spending

Wine sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, the deductibility of business entertainment expenses under federal and state tax laws and consumer confidence in future economic conditions. A substantial part of the Company's wine sales is concentrated in California and, to a lesser extent, the states of Florida, New York, Massachusetts, Texas, New Jersey, Pennsylvania, and Illinois. Changes in consumer spending in these and other regions can affect both the quantity and the price of wines that customers are willing to purchase at restaurants or through retail outlets. For example the Company's sales revenues and profits have declined as a consequence of the recent recession and the depressed state of the travel and hotel industries in the wake of the events that occurred on September 11. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on its ability to increase prices and increased levels of selling and promotional expenses.

Cyclical Risks

The premium wine industry swings between cycles of oversupply and undersupply. At present there is a worldwide oversupply of premium wine, which is likely to last at least 18 to 24 months. As a consequence the Company's ability to raise prices has been limited and its selling and promotional expenses have risen.

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its revenues and net income. Sales can fluctuate significantly between quarters, depending on the timing of certain holidays and promotional periods and the timing of releases for certain wines, such as Cabernet Sauvignon Reserve, and on the rate at which distributor inventories are depleted through sales to wine retailers. Sales volume tends to decrease if distributors begin a quarter with larger than standard inventory levels, which is typically the case in the first quarter of each fiscal year. Wholesalers significantly reduced their wine inventories during fiscal 2002.

The Company's short-term borrowings also fluctuate, generally peaking during December and April each year as a result of harvest costs and the timing of contractual payments to grape growers.

Reliance on Key Personnel

The Company believes that its continued success depends to a significant extent on the active involvement of the Robert Mondavi family and the retention of its senior, non-family executives. The loss of the services of Robert, Michael or Timothy Mondavi could have a material adverse effect on the Company's business. The Company's continued success will depend on its ability to retain its key executives and on its ability to attract highly-skilled personnel in the future.

Agricultural Risks

Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, drought, frosts and certain other weather conditions can materially and adversely affect the quality and quantity of grapes available to the Company, thereby materially and adversely affecting the supply of the Company's products and its profitability.

In the late 1980's phylloxera, a pest which feeds on the roots of grapevines causing grape yields to decrease, infested many Napa Valley vineyards planted with AXR-1 rootstock that has turned out to be nonresistant. The Company was forced to replant most of its Napa Valley vineyards at a cost of approximately $26 million over 10 years.

It generally takes 3-5 years for a replanted vineyard to bear grapes in commercial quantities. The strain of phylloxera (phylloxera-B) that infested Napa Valley vineyards was generally unknown prior to 1983. There can be no assurance that rootstocks the Company is now using to replant vineyards will not in the future become susceptible to current or new strains of phylloxera, plant insects or diseases such as Pierce's Disease or Fan Leaf.

Health Issues; Government Regulation

In recent years, Americans have become increasingly health-conscious. Although a number of research studies suggest that health benefits may result from the moderate consumption of alcohol, these suggestions have been challenged by other reports that suggest that moderate drinking does not have particular health benefits and may in fact increase the potential risk of strokes and cancer and have other harmful effects. A number of anti-alcohol groups are advocating increased governmental action on a variety of fronts unfavorable to the wine industry, including new labeling requirements that could adversely affect the sale of the Company's products. Restrictions on the sale and consumption of wine or increases in the retail cost of wine due to increased governmental regulations, taxes or otherwise, could materially and adversely affect the Company's business and its results of operations. There can be no assurance that there will not be legal or regulatory challenges to the industry, which could have a material adverse effect on the Company's business and its results of operations and its cash flows.

The wine industry is subject to extensive regulation by state and federal agencies. The Federal Bureau of Alcohol, Tobacco and Firearms and the various state liquor authorities regulate such matters as licensing requirements, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. For example, it is the current policy of the Bureau of Alcohol, Tobacco and Firearms that any statements made by a wine producer promoting the potential health benefits of wine must be balanced and must include appropriate statements regarding the known harmful effects of alcohol use. In recent years, federal and state regulators have required warning labels and signage. There can be no assurance that new or revised regulations or increased licensing fees and requirements will not have a material adverse effect on the Company's business and its results of operations and its cash flows.

Future expansion of the Company's existing facilities and development of new vineyards and wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. Availability of water and requirements for handling waste water can limit growth. Napa and Santa Barbara counties impose significant growth restrictions which could become more stringent in the future. Most of the Company's Napa Valley vineyard acreage is zoned as "Agricultural Preserve" which places significant restrictions on the use of that property. Accordingly, the Company may be unable to realize the full value of its real estate either by expanding its current facilities or vineyards or by selling the land for other, potentially more profitable purposes in the future.

Dependence on Distribution Channels

The Company sells its products principally to distributors for resale to restaurants and retail outlets. Sales to the Company's largest distributor and sales to the Company's 15 largest distributors represented 29% and 70%, respectively, of the Company's net revenues during fiscal 2002. Sales to the Company's 15 largest distributors are expected to continue to represent a substantial majority of the Company's net revenues. The Company's arrangements with its distributors may, generally, be terminated by either party with prior notice. In a few states, including Florida and Massachusetts, a distributor may be terminated by the Company only for "cause" as defined in the applicable state statutes. The replacement or poor performance of the Company's major distributors or the Company's inability to collect accounts receivable from its major distributors could materially and adversely affect the Company's results of operations, its financial condition and its cash flows. The Company has recently made distribution changes in several important markets including Massachusetts, New York, Illinois and Idaho.

Wine distribution channels have been characterized in recent years by rapid change, including consolidations of certain distributors. For example, in California there are now only three statewide distributors, each of which represents a significant number of competing premium wine brands. Distributors and retailers of the Company's products often offer wines which compete directly with the Company's products for shelf space and the consumer dollar. Accordingly, there is a risk that these distributors or retailers may give higher priority to products of the Company's competitors. There can be no assurance that the Company's distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of promotional support.

Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending.

Leverage Risks and Capital Requirements

The premium wine industry is a capital intensive business. Historically, the Company has financed its operations and capital spending principally through borrowings, as well as through internally generated funds. As of June 30, 2002, the Company's total indebtedness was $335.9 million. Furthermore, the Company projects significant capital spending over the next several years. Management believes that the Company's operating and capital needs will require additional borrowings or financings in the future.

The Company's leverage has several important consequences to holders of Common Stock, including the following: (i) the Company has significant interest and principal repayment obligations requiring the expenditure of substantial amounts of cash; (ii) the Company's earnings would be adversely affected by increases in interest rates; (iii) there is no assurance that the Company will be able to obtain financing when required or that such financing will be available on reasonable terms; and (iv) the Company's existing senior debt restricts its ability to pay dividends on its Common Stock. The Company's substantial leverage could also limit its ability to withstand competitive pressure and adverse economic conditions (including a downturn in its business or increased inflation or interest rates) or to take advantage of significant business opportunities, such as attractive acquisitions or joint ventures, that may arise.

Risks From New Taxes and Tariffs

On January 1, 1991, the federal excise tax on table wine increased by over 500% from $.41 per case to $2.55 per case. Various states, including California, also impose excise taxes on wine. Further increases in excise taxes on wine, if enacted, could materially and adversely affect the financial results of the Company. Imposition of foreign tariffs on wine could also adversely affect the Company.

Competitive Risks

The premium segment of the wine industry is intensely competitive. The Company's table wines compete primarily in the U.S., as well as in 90 countries around the world, with premium and other wines produced in the United States of America, Europe, South Africa, South America, Australia and New Zealand. Domestic competitors in the popular-premium and super-premium segments include Beringer Blass Wine Estates (Beringer, Meridian), Brown-Forman (Fetzer), Constellation Brands (Estancia, Talus, Vendange, Nathanson Creek), Diageo (Beaulieu Vineyards), Kendall-Jackson, and the Wine Group (Glen Ellen). The Company's higher-priced wines compete with several hundred smaller California wineries, generally from Napa or Sonoma County, and with numerous foreign vintners, that produce premium wines. In recent years some very large producers of primarily generic wines such as Gallo have introduced varietal wines in the growing premium wine market. A result of this intense competition has been and may continue to be upward pressure on the Company's selling and promotional expenses. In addition, due to competitive factors, the Company may not be able to increase prices of its wines, and in particular its Napa Valley wines, to keep pace with rising farming, winemaking, selling and promotional costs. The Company's wines also compete with other alcoholic and non-alcoholic beverages for shelf space in retail stores and for marketing focus by the Company's independent distributors, all of which also carry other wine or beverage brands. Many of the Company's domestic and international competitors have significantly greater resources than the Company. There can be no assurance that in the future the Company will be able to successfully compete with its current competitors or that it will not face greater competition from other wineries and beverage manufacturers.

Environmental Risks

Ownership of real property creates a potential for environmental liability on the part of the Company. If hazardous substances are discovered on or emanating from any of the Company's properties and the release of hazardous substances presents a threat of harm to public health or the environment, the Company may be held strictly liable for the cost of remediation of hazardous substances.

Joint Venture Risks

Each of the Company's international joint ventures allows either partner, in certain circumstances, to force a dissolution of the venture and a sale of its business, subject to priority purchase rights of the respective partners which vary from venture to venture. If a joint venture partner were to initiate that process, there is no assurance that the Company would be able to obtain the financing necessary to exercise its purchase rights or avoid the sale of the joint venture's business to the partner or to a third party.

The Company may be obligated to contribute more capital to one or more of the joint ventures. In addition the ventures may involve other risks typically associated with international business, including taxation of income earned in foreign countries, foreign exchange controls, currency fluctuations, and political and economic instability.

Control By Robert Mondavi Family

The Company has two classes of common stock, Class A owned by the public, and Class B owned by the Robert Mondavi family. At September 16, 2002, the family owned approximately 42% of the economic interest and about 88% of the voting power of the Company. So long as the Class B shareholders hold at least 12.5% of the combined outstanding shares of Class A and Class B common stock, they will be entitled to elect 75% of the Board of Directors. This means the family will continue to direct the business, policies and management of the Company. The family's voting control is also a formidable obstacle to an unsolicited takeover of the Company.

Mr. Robert Mondavi has made substantial charitable commitments, which he will satisfy by gifts of stock. Sales of stock by the recipient charities, or stock sales by other family members, could adversely affect the price of the Class A common stock. Members of the Robert Mondavi family and members of non-family management own options to purchase Class A common stock, which, if they are exercised, will dilute the financial interest of other shareholders. For a further discussion of the Company's stock option plans, see Note 10 of Notes to Consolidated Financial Statements.

ITEM  2. PROPERTIES

The Company operates five wineries, with total annual production capacity of approximately 11.9 million cases, including Robert Mondavi Winery, La Famiglia di Robert Mondavi, Woodbridge, Arrowood and Byron. The Opus One joint venture owns and operates the Opus One winery in Oakville, California. The Ornellaia joint venture owns and operates the Ornellaia winery in Bolgheri, Italy. The other joint ventures utilize wineries and vineyards of the partners. The Company leases a 580,500 square foot central warehouse and distribution facility at Lodi, California, for all of the Company's bottled wines. For information regarding the Company's vineyards, see "Grape Supply" under Item 1 above.

The Company also leases office space in Napa, California, and several cities throughout the United States of America and abroad. The Company believes that its current facilities, leased and owned, are adequate for its current needs.

ITEM  3. LEGAL PROCEEDINGS

The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition or the results of its operations or its cash flows.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's fourth quarter ended June 30, 2002.

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


Year Ended June 30, 2002                                   High                 Low
--------------------------------------------------    ----------------    ----------------
Fourth Quarter                                          $ 39.30             $ 32.00
Third Quarter                                           $ 39.50             $ 35.89
Second Quarter                                          $ 39.04             $ 30.18
First Quarter                                           $ 44.08             $ 35.38

Year Ended June 30, 2001
--------------------------------------------------
Fourth Quarter                                          $ 50.47             $ 40.54
Third Quarter                                           $ 54.50             $ 43.94
Second Quarter                                          $ 54.13             $ 38.31
First Quarter                                           $ 44.56             $ 29.63


The Company has never declared or paid dividends on its common stock and anticipates that all earnings will be retained for use in its business. The payment of any future dividends will be at the discretion of the Board of Directors and will continue to be subject to certain limitations and restrictions under the terms of the Company's indebtedness to various institutional lenders, including a prohibition on the payment of dividends without the prior written consent of such lenders. As of June 30, 2002 there were 1,865 registered shareholders.

ITEM 6.                  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                                        Year Ended June 30,
                                             --------------------------------------------------------------------------
                                                  2002           2001           2000          1999           1998
                                                  ----           ----           ----          ----           ----
                                                    (In thousands, except ratios, per share and per case data)

INCOME STATEMENT DATA
Net revenues                                  $   441,358    $   480,969    $   407,266   $   356,456    $   317,308
Gross profit                                      192,338        216,230        180,773       151,055        143,493
Operating income                                   54,338         83,734         76,158        60,626         61,301
Earnings before interest & taxes (EBIT)            62,888         91,803         83,630        64,257         61,742
Net income                                         25,516         43,294         41,585        30,783         30,162
Earnings per share-Diluted                    $      1.56    $      2.65    $      2.60   $      1.94    $      1.90

As a percent of net revenues:
Gross profit                                       43.6%          45.0%         44.4%          42.4%         45.2%
Operating income                                   12.3%          17.4%         18.7%          17.0%         19.3%
Earnings before interest & taxes (EBIT)            14.2%          19.1%         20.5%          18.0%         19.5%
Net income                                          5.8%           9.0%         10.2%           8.6%          9.5%

Adjusted (1)
--------
Net revenues                                  $   441,358    $   480,969    $   407,266   $   356,456    $   317,308
Gross profit                                      200,097        221,147        180,773       155,555        143,493
Operating income                                   74,337         88,651         76,158        66,626         61,301
Earnings before interest & taxes (EBIT)            85,316         99,757         82,039        70,257         61,742
Net income                                         39,534         48,186         40,606        34,474         30,162
Earnings per share-Diluted                    $      2.41    $      2.95    $      2.54   $      2.17    $      1.90

As a percent of net revenues:
Gross profit                                       45.3%          46.0%         44.4%          43.6%         45.2%
Operating income                                   16.8%          18.4%         18.7%          18.7%         19.3%
Earnings before interest & taxes (EBIT)            19.3%          20.7%         20.1%          19.7%         19.5%
Net income                                          9.0%          10.0%         10.0%           9.7%          9.5%

BALANCE SHEET DATA
Current assets                                $   493,308    $   480,900    $   383,482   $   353,851    $   336,348
Total assets                                      855,565        864,358        734,943       629,265       575,827
Current liabilities                                74,884         93,570         75,410        56,086         60,371
Total liabilities                                 424,286        461,889        386,775       324,859        304,225
Shareholders' equity                              431,279        402,469        348,168       304,406        271,602
Working capital                                   418,424        387,330        308,072       297,765       275,977
Total debt                                        335,871        367,593        310,592       254,010        233,541

Current ratio                                        6.6            5.1           5.1            6.3           5.6
Total debt to capital                                44%            48%           47%            45%           46%

OPERATING DATA
Cases sold (9-liter equivalent)                    9,375          9,929          8,684         7,647          6,766
Net revenues per case                         $    47.08     $    48.44     $    46.90    $    46.61     $    46.90

(1) Excludes inventory step-up charges associated with business acquisitions, as well as non-recurring gains and losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

During fiscal 2002, the Company recorded $12.2 million, or $0.47 per diluted share, in special charges related to operational changes in its Disney California Adventure project. The Company also recorded inventory and fixed asset write-downs during fiscal 2002 totaling $3.8 million, or $0.14 per diluted share, as a result of lowering its sales volume growth projections early in the fiscal year. The adjusted figures discussed throughout this report exclude these special charges and asset write-downs, as well as inventory step-up charges associated with business acquisitions and other non-recurring gains and losses for all periods presented.

The Company has included these adjusted figures in its discussion and analysis of financial condition and results of operations to provide a clearer picture of its ongoing operating performance as compared to its reported results. The adjusted figures should not be considered an alternative to financial statements required under accounting principles generally accepted in the United States of America.

Forward-looking Statements This discussion and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry, and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, anticipated future investment in vineyards and other capital projects, the premium wine grape market, and the premium wine industry generally. Actual results may differ materially from the Company's present expectations. Among other things, a soft economy, a downturn in the travel and entertainment sector, reduced consumer spending, or changes in consumer preferences could reduce demand for the Company's wines. Similarly, increased competition or changes in tourism to our California properties could affect the Company's volume and revenue growth outlook. The supply and price of grapes, the Company's most important raw material, are beyond the Company's control. A shortage of grapes might constrict the supply of wine available for sale and cause higher grape costs that put more pressure on gross profit margins. A surplus of grapes might allow for greater sales and lower grape costs, but it might also result in more competition and pressure on selling prices or marketing spending. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.

Key Accounting Matters The Company has recorded inventory step-up charges associated with its acquisition of Arrowood Vineyards & Winery (Arrowood) and its acquisition of an interest in Tenuta dell'Ornellaia (Ornellaia). Under purchase accounting, the purchase price is allocated to the assets and liabilities of the acquired company based on their estimated fair market values at the time of the transaction. When the inventory acquired is subsequently sold in the normal course of business, costs of the inventory are charged to cost of goods sold, including the amount of the inventory step-up (the difference between the original book value of the inventory and the fair market value of the inventory upon acquisition). The inventory step-up charges reduce the Company's reported net income. Inventory step-up charges related to Arrowood are recorded in cost of goods sold, while those related to Ornellaia are recorded in equity in net income of joint ventures.

The Company's joint venture interests are accounted for as investments under the equity method of accounting. Accordingly, the Company's share of its joint ventures' results is reflected in "equity in net income of joint ventures" and "investments in joint ventures" on the Consolidated Statements of Income and Consolidated Balance Sheets, respectively. The Company also imports wines under importing and marketing agreements with certain of its joint ventures and their affiliates. Under the terms of these agreements, the Company purchases wine for resale in the United States and Europe. Revenues and expenses related to importing and selling these wines are included in the appropriate sections of the Consolidated Statements of Income.

The Company has stock option plans and an employee stock purchase plan. The Company accounts for these plans using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25 and its related Interpretations. Accordingly, no compensation cost has been recognized for the Company's stock option plans or its employee stock purchase plan. For a further discussion of the Company's stock option plans, see Note 10 of Notes to Consolidated Financial Statements.

Effective July 1, 2001, the Company implemented new pronouncements issued by the Financial Accounting Standards Board's Emerging Issues Task Force that require certain sales incentives and fees paid to retailers to be recorded as reductions of revenue. The Company previously reported some of these expenses as selling, general and administrative expenses. Prior period financial statements have been restated to reflect this change in classification. For further details of this change in classification, see Note 1 of Notes to Consolidated Financial Statements.

Critical Accounting Policies The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements:

The Company determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. Changes in the financial condition of the Company's major customers could result in significant accounts receivable write-offs.

The Company writes down its inventory for estimated obsolescence equal to the difference between the cost of the inventory and its estimated market value, which is based on historic experience and assumptions about market conditions and expected future demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs may be required.

The Company records a valuation allowance related to deferred tax assets if, based on the weight of the available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance, an adjustment to the carrying value of the deferred tax assets would be charged to income if the Company determined that it would not be able to realize all or part of its net deferred tax assets in the future.

The Company has goodwill and licenses associated with business acquisitions. The Company reviews these assets for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If the fair value of these assets is less than their carrying value, then an impairment loss would be recognized equal to the excess of the carrying value over the fair value of the asset.

The Company's liabilities for its self-insured medical plan and high-deductible workers' compensation plan are estimated based on the Company's historic claims experience, estimated future claims costs, and other factors. Changes in key assumptions may occur in future periods, which could result in changes to related insurance costs.

The Company is subject to litigation and other contingencies in the ordinary course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

Seasonality and Quarterly Results The Company has historically experienced and expects to continue experiencing seasonal and quarterly fluctuations in its net revenues, gross profit, equity income from joint ventures, and net income. Sales volume tends to increase in advance of holiday periods, before price increases go into effect, and during promotional periods, which generally last for one month. Sales volume tends to decrease if distributors begin a quarter with larger than normal inventory levels. The timing of releases for certain luxury wines can also have a significant impact on quarterly results.

The following table sets forth certain financial highlights for each of the Company's last eight fiscal quarters:

                                      Fiscal 2002 Quarter Ended                     Fiscal 2001 Quarter Ended
                             --------------------------------------------  ---------------------------------------------
                              Sep. 30    Dec. 31    Mar. 31    Jun. 30       Sep. 30    Dec. 31    Mar. 31    Jun. 30
                              -------    -------    -------    -------       -------    -------    -------    -------
Net revenues                  $ 80.9   $ 131.1    $ 104.3     $ 125.1       $  94.6    $ 140.5    $ 112.1    $ 133.8
Gross profit                  $ 33.5   $  58.2    $  46.3     $  54.3       $  41.8    $  60.5    $  51.5    $  62.4
Net income (loss)             $ (2.5)  $  10.2    $   7.6     $  10.2       $   9.9    $  14.1    $   8.9    $  10.4
Earnings (loss) per
share-                        $ (.15)  $   .64    $   .47     $   .63       $   .63    $   .90    $   .56    $   .65
  Basic
Earnings (loss) per
share-                        $ (.15)  $   .63    $   .46     $   .62       $   .61    $   .87    $   .54    $   .63
  Diluted
Adjusted net income           $  8.2   $  11.6    $   8.7     $  11.0       $  11.3    $  15.3    $  10.0     $ 11.6
Adjusted earnings per
  share-Diluted               $  .50   $   .71    $   .53     $   .67       $  .70     $   .93    $   .61     $  .71



Seasonal cash requirements increase just after harvest in the fall as a result of contract grape payments and, to a lesser degree, due to the large seasonal work force employed in both the vineyards and wineries during harvest. Also, some grape contracts include a deferral of a portion of the payment obligations until April 1 of the following calendar year, resulting in significant cash payments on March 31 of each year. As a result of harvest costs and the timing of its contract grape payments, the Company's borrowings, net of cash, generally peak during December and March of each year. Cash requirements also fluctuate depending on the level and timing of capital spending and joint venture investments. The following table sets forth the Company's total borrowings, net of cash, at the end of each of its last eight fiscal quarters:


                                      Fiscal 2002 Quarter Ended                     Fiscal 2001 Quarter Ended
                             --------------------------------------------  ---------------------------------------------
                              Sep. 30    Dec. 31    Mar. 31    Jun. 30       Sep. 30    Dec. 31    Mar. 31    Jun. 30
                              -------    -------    -------    -------       -------    -------    -------    -------
                                                                   (In millions)
Total borrowings,
  net of cash                   $333.2    $ 372.0    $ 382.3    $ 335.9       $315.9     $ 364.8    $ 395.1    $ 360.4



RESULTS OF OPERATIONS

Fiscal 2002 Compared to Fiscal 2001

Net Revenues Sales volume decreased by 5.6% and net revenues decreased by 8.2%, reflecting the impact of the current recession, a sharp decline in the travel and entertainment sectors that began in September 2001, and increased competition. The sales volume decrease also reflects the impact of selling the Vichon brand early in the fiscal year and management's efforts to reduce distributor inventory levels. Net revenues per case decreased by 2.8% to $47.08 per case, reflecting a shift in sales mix from luxury wines to popular-premium and super-premium wines combined with an increase in certain promotional allowances, which are now recorded as reductions of revenue. The Company expects moderate sales volume and net revenue growth during fiscal 2003, as the economy and the travel and entertainment sectors begin to improve.

Cost of Goods Sold Cost of goods sold decreased by 5.9%, reflecting decreased sales volume, the shift in sales mix to popular-premium and super-premium wines, and lower grape costs that were partially offset by inventory and fixed asset write-downs totaling $3.8 million. Excluding these write-downs and inventory step-up charges, cost of goods sold decreased by 7.1%.

Gross Profit As a result of the factors discussed above, the gross profit percentage decreased to 43.6% compared to 45.0% reported last year. The adjusted gross profit percentage decreased to 45.3% compared to 46.0% last year. The Company expects continued downward pressure on its gross profit percentage in fiscal 2003 due to an oversupply of premium wine and wine grapes and increased competition within the industry.

Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by 5.1%, reflecting the elimination of operating expenses associated with the Disney California Adventure project and employee bonuses, partially offset by higher selling expenses per case. The ratio of selling, general and administrative expenses to net revenues increased to 28.5% compared to 27.5% a year ago, which primarily reflects the loss of volume leverage.

Special Charges During fiscal 2002, the Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues its business relationship with Disney and maintains a presence at the theme park. As a result of this change, the Company recorded special charges totaling $12.2 million, or $0.47 per diluted share, primarily reflecting fixed asset write-offs, employee separation expenses, and lease cancellation fees.

Interest Interest expense increased by 3.0%, reflecting a reduction in capitalized interest due to the completion of certain capital and vineyard development projects, which was partially offset by a decrease in the Company's average interest rate. The Company's average interest rate was 6.75% compared to 7.12% last year.

Equity in Net Income of Joint Ventures Equity in net income of joint ventures increased by 3.0%, primarily reflecting improved profitability of the Chilean joint venture.

Other Other consists of miscellaneous non-operating expense and income items. Other expense totaled $0.3 million compared to $0.5 million last year.

Provision for Income Taxes The Company's effective tax rate was 37.5% compared to 38.5% last year. The lower effective tax rate was primarily the result of an increase in certain deductible expenses and manufacturing tax credits.

Net Income and Earnings Per Share As a result of the above factors, net income totaled $25.5 million, or $1.56 per diluted share, compared to $43.3 million, or $2.65 per diluted share, a year ago. Adjusted net income totaled $39.5 million, or $2.41 per diluted share, compared to $48.2 million, or $2.95 per diluted share, a year ago.

Fiscal 2001 Compared to Fiscal 2000

Net Revenues Net revenues increased by 18.1%, reflecting a 14.3% increase in sales volume that was driven by Woodbridge and Robert Mondavi Private Selection sales. Net revenues per case increased by 3.3% to $48.44, reflecting price increases, higher retail revenues, and revenues from the Disney California Adventure project, which opened during the third quarter of fiscal 2001.

Cost of Goods Sold Cost of goods sold increased by 16.9%, primarily reflecting the increase in sales volume and inventory step-up charges related to the Arrowood acquisition. Excluding inventory step-up charges, cost of goods sold increased by 14.7%.

Gross Profit As a result of the factors discussed above, the gross profit percentage increased to 45.0% compared to 44.4% reported in fiscal 2000. The adjusted gross profit percentage increased to 46.0% compared to 44.4% in fiscal 2000.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased by 26.7% and the ratio of these expenses to net revenues increased to 27.5% compared to 25.7% in fiscal 2000. These increases were primarily due to higher promotional spending per case, start-up costs related to the Disney California Adventure project, and the addition of operating expenses from business acquisitions.

Interest Interest expense increased by 33.5% due to increased average borrowings outstanding associated with facility expansion, business acquisitions, and the To Kalon and Disney California Adventure projects. The Company's average interest rate was 7.12% compared to 7.20% in fiscal 2000.

Equity in Net Income of Joint Ventures Equity in net income of joint ventures increased by 44.0% due mainly to improved income from Opus One. Excluding inventory step-up charges related to the Ornellaia acquisition, equity in net income of joint ventures increased by 68.6% to $11.6 million, reflecting the Opus One improvement and the addition of income from Ornellaia.

Other Other consists of miscellaneous non-operating expense and income items. Other included a net gain primarily related to the sale of vineyards of $2.5 million in fiscal 2000. Excluding this non-recurring gain, other expenses totaled $0.5 million compared to $1.0 million in fiscal 2000.

Provision for Income Taxes The Company's effective tax rate remained unchanged from fiscal 2000 at 38.5%.

Net Income and Earnings Per Share As a result of the above factors, net income totaled $43.3 million, or $2.65 per diluted share, compared to $41.6 million, or $2.60 per diluted share, in fiscal 2000. Adjusted net income totaled $48.2 million, or $2.95 per diluted share, compared to $40.6 million, or $2.54 per diluted share, in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 2002, was $418.4 million compared to $387.3 million at June 30, 2001. The $31.1 million increase in working capital was primarily attributable to an increase in inventories and decreases in short-term borrowings and accrued employee compensation and related costs. Borrowings under the Company's credit lines totaled $41.4 million at June 30, 2002, compared to $61.0 million at June 30, 2001.

Cash and cash equivalents decreased by $7.2 million in fiscal 2002, as cash used in financing and investing activities exceeded cash provided by operating activities. Cash provided by operations totaled $33.7 million, reflecting net income of $62.7 million (before depreciation, amortization, special charges and asset write-downs) and a decrease in accounts receivable, which were partially offset by a $35.0 million increase in inventories. The inventory build during fiscal 2002 reflects grape commitments that were made prior to the Company reducing its sales growth outlook earlier in the fiscal year. Cash used in investing activities totaled $10.3 million, reflecting $31.0 million of capital purchases that were partially offset by the proceeds from the sale of certain vineyard assets and net distributions from joint ventures. Cash used in financing activities totaled $30.5 million, primarily reflecting net repayments of debt.

Management expects that the Company's working capital needs will grow to support expected future growth in sales volumes. Due to the lengthy aging and processing cycles involved in premium wine production, expenditures for inventory and fixed assets need to be made one to three years or more in advance of anticipated sales. The Company currently expects its capital spending requirements to be between $25 million and $30 million for fiscal 2003.

The Company maintains master lease facilities that provide the capacity to fund up to $187.7 million, of which $145.6 million had been utilized as of June 30, 2002. The combined facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $125.4 million as of June 30, 2002.

On June 28, 2002, the Financial Accounting Standards Board issued a proposed interpretation of Accounting Research Bulletin No. 51 related to the consolidation of certain special-purpose entities. If this proposed interpretation is adopted as currently written, the Company would be required to include in its consolidated financial statements the majority of the $145.6 million of assets leased under its master lease facilities during the fourth quarter of its fiscal year ending June 30, 2003. The Company is currently evaluating the potential accounting and financing implications of this proposed interpretation. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

The Company has unsecured long-term credit lines that have maximum credit availability of $150.0 million and expire on December 14, 2004. The Company had $37.0 million outstanding under its long-term credit lines as of June 30, 2002.

The Company also has the ability to borrow up to $35.0 million under an uncommitted credit facility with a bank. The Company may request advances under this credit facility, and if approved by the bank, the advance must be repaid in no more than 180 days from the date of the advance. The Company had $4.4 million outstanding under this credit facility as of June 30, 2002.

The Company anticipates that current capital combined with cash from operating activities and the availability of cash from additional borrowings will be sufficient to meet its liquidity and capital expenditure requirements at least through the end of fiscal 2003.

ITEM  7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK

The majority of the Company's long-term debt has fixed interest rates. However, the Company is exposed to market risk caused by fluctuations in interest rates because its long-term credit lines have variable interest rates. Based on credit line borrowings outstanding as of June 30, 2002, the Company's interest expense would increase by $0.1 million for every 10 percent increase in variable interest rates.

The Company is also exposed to market risk associated with changes in foreign currency exchange rates. To manage the volatility related to this risk, the Company enters into forward exchange contracts. The Company has only a limited involvement with derivative instruments and does not use them for trading purposes. For a further discussion of the Company's use of derivative instruments and hedging activities, see Note 1 of Notes to Consolidated Financial Statements.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of The Robert Mondavi Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of The Robert Mondavi Corporation and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Francisco, California
July 24, 2002



                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                                                                     June 30,
                                                                                               2002             2001
                                                                                               ----             ----
Current assets:
  Cash                                                                                      $      - -        $    7,189
  Accounts receivable--trade, net                                                               92,555           104,555
  Inventories                                                                                  388,574           358,756
  Prepaid expenses and other current assets                                                     12,179            10,400
                                                                                            ----------        ----------
    Total current assets                                                                       493,308           480,900
Property, plant and equipment, net                                                             323,582           338,935
Investments in joint ventures                                                                   27,220            31,311
Other assets                                                                                    11,455            13,212
                                                                                            ----------        ----------
    Total assets                                                                            $  855,565        $  864,358
                                                                                            ==========        ==========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Book overdraft                                                                             $   2,734        $      - -
  Notes payable to banks                                                                         4,400            15,800
  Accounts payable--trade                                                                       23,012            29,752
  Employee compensation and related costs                                                       11,044            19,835
  Other accrued expenses                                                                        21,126            12,360
  Current portion of long-term debt                                                             12,568            15,823
                                                                                            ----------        ----------
    Total current liabilities                                                                   74,884            93,570
Long-term debt, less current portion                                                           316,169           335,970
Deferred income taxes                                                                           24,039            23,454
Deferred executive compensation                                                                  5,657             5,128
Other liabilities                                                                                3,537             3,767
                                                                                            ----------        ----------
    Total liabilities                                                                          424,286           461,889
                                                                                            ----------        ----------
Commitments and contingencies (Note 12)
Shareholders' equity:
  Preferred Stock:  Authorized--5,000,000 shares
    Issued and outstanding--no shares                                                              - -               - -
  Class A Common Stock, without par value:  Authorized--25,000,000 shares
    Issued and outstanding--9,566,102 and 9,151,217 shares                                      93,827            91,214
  Class B Common Stock, without par value:  Authorized--12,000,000 shares
    Issued and outstanding--6,647,647 and 6,885,717 shares                                       10,677           11,059
  Paid-in capital                                                                               11,025            10,547
  Retained earnings                                                                            317,915           292,399
  Accumulated other comprehensive loss:
     Cumulative translation adjustment                                                          (1,716)           (2,750)
     Forward contracts                                                                            (449)              - -
                                                                                            ----------       -------------
    Total shareholders' equity                                                                 431,279           402,469
                                                                                            ----------        ----------
    Total liabilities and shareholders' equity                                              $  855,565        $  864,358
                                                                                            ==========        ==========


                 See Notes to Consolidated Financial Statements


                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                                       Year Ended June 30,
                                                                             2002              2001             2000
                                                                             ----              ----             ----
Gross revenues                                                             $  463,587       $  504,615        $  427,424
Less excise taxes                                                              22,229           23,646            20,158
                                                                           ----------       ----------        ----------
Net revenues                                                                  441,358          480,969           407,266
Cost of goods sold                                                            249,020          264,739           226,493
                                                                           ----------       ----------        ----------
Gross profit                                                                  192,338          216,230           180,773
Selling, general and administrative expenses                                  125,760          132,496           104,615
Special charges                                                                12,240              - -              -  -
                                                                           -----------      ----------        ----------
Operating income                                                               54,338           83,734            76,158
Other income (expense):
  Interest                                                                    (22,062)         (21,411)          (16,041)
  Equity in net income of joint ventures                                        8,868            8,606             5,977
  Other                                                                          (318)            (537)            1,495
                                                                           ----------       ----------        ----------
Income before income taxes                                                     40,826           70,392            67,589
Provision for income taxes                                                     15,310           27,098            26,004
                                                                           ----------       ----------        ----------
Net income                                                                 $   25,516       $   43,294        $   41,585
                                                                           ==========       ==========        ==========

Earnings per share - Basic                                                 $       1.59     $       2.73      $       2.68
                                                                           ============     ============      ============
Earnings per share - Diluted                                               $       1.56     $       2.65      $       2.60
                                                                           ============     ============      ============

Weighted average number of shares outstanding - Basic                          16,094           15,846            15,520
                                                                           ==========       ==========        ==========
Weighted average number of shares outstanding - Diluted                        16,383           16,327            15,994
                                                                           ==========       ==========        ==========


                 See Notes to Consolidated Financial Statements





                         THE ROBERT MONDAVI CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                        Accumulated
                                                                                                        Other         Total
                                             Class A               Class B        Paid-in    Retained   Comprehensive Share-holders'
                                           Common Stock         Common Stock      Capital    Earnings   Income        Equity
                                       Shares     Amount     Shares     Amount
                                      -------    --------    -------   --------   --------   ---------  ----------     -------

Balance at June 30, 1999                8,152     $80,483     7,306   $ 11,732     $ 5,266  $ 207,520     $ (595)      $304,406

  Net income                                                                                   41,585
  Cumulative translation adjustment
   net of tax of $(684)                                                                                   (1,015)
  Comprehensive income                                                                                                  40,570
  Exercise of Class A Common
    Stock Options including
    related tax benefits                   73       1,063                              514                               1,577
  Issuance of Class A
    Common Stock                           49       1,615                                                                1,615
                                      -------    --------    -------   --------     -------- ---------  ----------     -------
Balance at June 30, 2000                8,274      83,161      7,306     11,732      5,780    249,105     (1,610)      348,168
  Net income                                                                                   43,294
  Cumulative translation adjustment
   net of tax of $(852)                                                                                   (1,140)
  Comprehensive income                                                                                                  42,154
  Conversion of Class B Common
    Stock to Class A Common Stock         420        673        (420)     (673)
  Exercise of Class A Common
    Stock Options including
    related tax benefits                  439       6,820                            4,767                              11,587
  Issuance of Class A
    Common Stock                           18         560                                                                  560
                                      -------    --------     ------   --------     ---------  ---------  -------      -------

Balance at June 30, 2001                9,151     91,214      6,886     11,059      10,547    292,399      (2,750)     402,469
  Net income                                                                                   25,516
  Cumulative translation adjustment
   net of tax of $620                                                                                      1,034
  Forward contracts net of tax of                                                                           (449)
$(269)
  Comprehensive income                                                                                                  26,101
  Conversion of Class B Common
    Stock to Class A Common Stock         238        382       (238)      (382)
  Exercise of Class A Common
    Stock Options including
    related tax benefits                  189       2,776                              478                               3,254
  Repurchase of Class A
                                          (30)     (1,116)                                                              (1,116)
    Common Stock
  Issuance of Class A
    Common Stock                           18         571                                                                  571
                                      -------    --------     ------   --------     --------  --------   -------       -------

Balance at June 30, 2002                9,566    $93,827      6,648   $ 10,677     $11,025   $317,915   $ (2,165)   $  431,279
                                      =======   =========  ========   =========    =======   ========    ========== ==========


                 See Notes to Consolidated Financial Statements




                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                       Year Ended June 30,
                                                                             2002              2001             2000
                                                                             ----              ----             ----
Cash flows from operating activities:
  Net income                                                               $   25,516       $   43,294        $   41,585
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income taxes                                                      (5,588)          (3,482)              873
    Depreciation and amortization                                              23,088           21,861            18,901
    Equity in net income of joint ventures                                     (8,868)          (8,606)           (5,977)
    Distributions from joint ventures                                           9,132            7,232             5,714
    Special charges and asset write-downs                                      14,070              - -               - -
    Other                                                                         314              307            (2,320)
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable--trade                                               12,000          (26,236)            4,375
      Inventories                                                             (35,007)         (40,926)          (37,014)
      Other assets                                                              6,087              (99)            1,038
      Accounts payable-- trade and accrued expenses                            (7,344)          15,823             3,672
      Deferred executive compensation                                             529           (3,447)            1,150
      Other liabilities                                                          (230)            (383)             (85)
                                                                           ----------      -----------       ----------
  Net cash provided by operating activities                                    33,699           5,338            31,912
                                                                           ----------       ----------       ----------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                               (31,037)         (50,465)          (78,005)
  Proceeds from sale of assets                                                 12,327            3,716               - -
  Acquisition of company                                                         - -          (14,191)               - -
  Issuance of notes receivable to joint venture                                  - -           (1,750)               - -
  Distributions from joint ventures                                            15,657             - -                - -
  Contributions to joint ventures                                              (7,287)           (628)           (12,603)
                                                                           ----------       ----------        ----------
  Net cash used in investing activities                                       (10,340)        (63,318)           (90,608)
                                                                           -----------      -----------       -----------

Cash flows from financing activities:
  Book overdraft                                                                2,734             - -               - -
  Net additions (repayments) under credit lines                               (19,600)        (18,828)           17,800
  Proceeds from issuance of long-term debt                                        - -          85,000            50,000
  Principal repayments of long-term debt                                      (14,856)        (10,115)          (11,218)
  Proceeds from issuance of Class A Common Stock                                  571             560               536
  Exercise of Class A Common Stock options                                      2,776           6,820             1,063
  Repurchase of Class A Common Stock                                           (1,116)            - -               - -
  Other                                                                        (1,057)         (1,270)           (1,027)
                                                                           ------------     ------------      ------------
  Net cash provided by (used in) financing activities                         (30,548)          62,167            57,154
                                                                           -----------      ----------        ----------

Net increase (decrease) in cash                                                (7,189)          4,187            (1,542)
Cash at the beginning of the year                                               7,189           3,002             4,544
                                                                           ------------     ------------      ------------
Cash at the end of the year                                                $       - -       $  7,189         $   3,002
                                                                           ============     ===========       ===========


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

The Company sells its products principally to distributors for resale to restaurants and retail outlets in the United States of America. A substantial part of the Company's wine sales is concentrated in California and, to a lesser extent, the states of Florida, New York, Massachusetts, Texas, New Jersey, Pennsylvania and Illinois. Export sales account for approximately 9% of net revenues, with major markets in Canada, Europe, and Asia.

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

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. These estimates include the recoverability of accounts receivable, valuation of inventory, the adequacy of the valuation allowance for deferred tax assets, the recoverability of goodwill and licenses associated with business acquisitions, and the adequacy of the Company's liabilities for its self-insured medical plan, its high-deductible workers compensation plan, and litigation and other contingencies in the ordinary course of business. Actual results could differ from those estimates.

Revenue recognition

Revenue is recognized when the product is shipped and title passes to the customer. Revenue from items sold through the Company's retail locations is recognized at the time of sale. No products are sold on consignment.

Effective July 1, 2001, the Company implemented new pronouncements issued by the Financial Accounting Standards Board's Emerging Issues Task Force that require certain sales incentives and fees paid to retailers to be recorded as reductions of revenue. The Company previously reported some of these expenses as selling, general and administrative expenses. Prior period financial statements have been restated to reflect this change in classification. The restatement resulted in a decrease in both revenues and selling, general and administrative expenses of $24,858 for the fiscal year ended June 30, 2001 and $20,457 for the fiscal year ended June 30, 2000.

Inventories

Inventories are valued at the lower of cost or market. Inventory and cost of goods sold are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops, winemaking and other costs associated with the manufacturing of product for resale are recorded as inventory. In accordance with the general practice in the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repairs are expensed as incurred. Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive.

Depreciation and amortization is computed using the straight-line method, with the exception of barrels, which are depreciated using an accelerated method, over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the terms of the related lease, whichever is shorter.

Other assets

Other assets include loan fees, licenses, goodwill, label design, restricted cash and notes receivable. Loan fees, licenses, goodwill and label design are amortized using the straight-line method over their estimated useful lives or terms of their related loans, not exceeding 40 years. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill is no longer amortized but it remains on the balance sheet and is reviewed for impairment periodically. Goodwill and its related amortization expense was not material for the year ended June 30, 2001 and 2000. Therefore, the adoption of SFAS 142 did not have a material impact on the Company's consolidated financial statements.

In May 2001, the Company loaned $1,750 to its Chilean joint venture under a note receivable agreement. The principal and accrued interest, at a rate of 6.5%, are due in January 2003. At June 30, 2002, the amount was included in prepaid expenses and other current assets. At June 30, 2001, the amount was included in other assets.

Advertising costs

Advertising costs are expensed as incurred or the first time the advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized. Advertising expense, including point of sale materials charged to expense, totaled $18,244, $20,465 and $15,085, respectively, for the year ended June 30, 2002, 2001 and 2000.

Income taxes

Deferred income taxes are computed using the liability method. Under the liability method, taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax law or rate changes.

Other comprehensive income

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation adjustments and unrealized gains and losses on forward foreign currency contracts. The Company presents comprehensive income in the accompanying Consolidated Statements of Shareholders' Equity.

Segment reporting

Management organizes financial information primarily by product line for purposes of making operating decisions and assessing performance. These product lines have been aggregated as a single operating segment in the consolidated financial statements because they share similar economic characteristics, production processes, customer types and distribution methods.

Major customers

The Company sells the majority of its wines through distributors in the United States of America and through brokers and agents in export markets. There is a common ownership in several distributorships in different states that, when considered to be one entity, represented 29%, 28% and 28%, respectively, of gross revenues for the year ended June 30, 2002, 2001 and 2000. Trade accounts receivable from these distributors at June 30, 2002 and 2001 totaled $23,616 and $29,752, respectively.

Stock-based compensation

The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion No. 25 and its related Interpretations. The Company's stock option plans are discussed in Note 10.

Earnings per share

Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards.

In computing basic earnings per share for the year ended June 30, 2002, 2001 and 2000, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for the same periods is identical to the computation of basic earnings per share except that the weighted-average shares outstanding (denominator) has been increased by 290,000, 481,000 and 474,000, respectively, for the year ended June 30, 2002, 2001 and 2000 to include the dilutive effect of stock options outstanding.

Fair value of financial instruments

The fair value of the Company's debt is estimated based on the current market rates available to the Company for debt of the same remaining maturities. At June 30, 2002, the carrying amount and estimated fair value of debt was $333,137 and $343,757, respectively. At June 30, 2001, the carrying amount and estimated fair value of the Company's debt was $367,593 and $356,976, respectively.

Derivative instruments and hedging activities

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. These accounting pronouncements collectively require that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. They also require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of these accounting pronouncements did not have a material impact on the Company's consolidated financial statements.

The Company has only a limited involvement with derivative instruments and does not use them for trading purposes. Forward exchange contracts, generally with average maturities of less than one year, are used as protection against the risk that the eventual U.S. dollar cash flows resulting from certain unrecognized firm purchase commitments and forecasted transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments are effective at offsetting changes in the cash flows of the hedged transactions.

The derivative instruments associated with unrecognized firm purchase commitments are designated as fair-value hedges. The derivative instruments associated with forecasted transactions are designated as cash-flow hedges. Changes in the fair value of derivatives designated as fair-value hedges, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of derivative instruments designated as cash-flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction. Amounts related to purchases of inventory items are recorded in cost of goods sold and amounts related to all other items are included in other expense. Any ineffective portion of the change in fair value for all hedges is recognized immediately in earnings. No material foreign currency gains or losses were recognized in earnings for the year ended June 30, 2002, 2001 and 2000. The Company expects to reclassify the majority of the existing $449 net loss from accumulated other comprehensive loss to earnings during fiscal 2003. However, the amount that is ultimately reclassified to earnings may differ as a result of future changes in exchange rates.

At June 30, 2002, the Company had outstanding forward exchange contracts, hedging primarily European euro purchases of barrels and corks and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $10,424. Using exchange rates outstanding as of June 30, 2002, the U.S. dollar equivalent of the contracts totaled $11,629.

NOTE 2 ACQUISITION

On July 13, 2000, the Company acquired 100% of the outstanding shares of Arrowood Vineyards & Winery (Arrowood). The acquisition has been accounted for using the purchase method of accounting. The Company also has the option to purchase certain tangible assets, including vineyards and winery facilities, within the four years after the acquisition date, for $12,000. In addition, the Company entered into a long-term licensing agreement for use of the Arrowood and Grand Archer brand names. Under the terms of the agreement, the Company is required to pay license fees of $550 per year through fiscal 2005 and $600 per year from fiscal 2006 through fiscal 2010. The Company also has an option to purchase the brand names for approximately $15,000, which will be adjusted for certain financial performance measures, in 2010.

The total cost of the Arrowood acquisition was as follows:
Cash paid, net of cash purchased                                                    $   13,956
Acquisition costs                                                                          235
                                                                                    ----------
    Total purchase price                                                            $   14,191
                                                                                    ===========


The allocation of the purchase price to the assets acquired and liabilities assumed was made using estimated fair values at the acquisition date based on independent appraisals and on studies performed by management.

The purchase price allocations are summarized as follows:

Fair market value of assets acquired, net of cash purchased:
    Accounts receivable                                                       $   657
    Inventories                                                                20,010
    Property, plant and equipment                                               1,578
    Brand license                                                               4,000
    Other                                                                         173
                                                                              -------
                                                                               26,418

    Liabilities assumed                                                        (6,021)
    Deferred tax liabilities                                                   (6,206)
                                                                             --------
                                                                             $ 14,191
                                                                             ========


NOTE 3  INVENTORIES

Inventories consist of the following:

                                                                                           June 30,
                                                                                    2002              2001
                                                                                    ----              ----
Wine in production                                                                $ 237,934        $ 226,214
Bottled wine                                                                        130,831          109,674
Crop costs and supplies                                                              19,809           22,868
                                                                                  ---------      -----------
                                                                                   $388,574         $358,756
                                                                                  =========      ===========

The Arrowood acquisition described above resulted in the allocation of purchase price in excess of book value, totaling $15,161, to inventories at the date of acquisition. This difference between the original book value and the fair market value of the inventory upon acquisition is referred to as inventory step-up. Included in inventories at June 30, 2002 and 2001, respectively, was $6,234 and $10,243 of inventory step-up remaining from the Arrowood acquisition.

NOTE 4  PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment consist of the following:

                                                                                           June 30,
                                                                                     2002             2001
                                                                                     ----             ----
Land                                                                              $  58,592        $  62,672
Vineyards                                                                            76,146           67,097
Machinery and equipment                                                             218,569          199,906
Buildings                                                                            70,776           77,421
Vineyards under development                                                          21,255           34,022
Construction in progress                                                             16,528           21,481
                                                                                -----------      -----------
                                                                                    461,866          462,599
Less--accumulated depreciation                                                     (138,284)        (123,664)
                                                                                 ----------       ----------
                                                                                  $ 323,582        $ 338,935
                                                                                  =========        =========

Included in property, plant and equipment are assets leased under capital leases with cost and accumulated depreciation totaling $6,471 and $4,016, respectively, at June 30, 2002 and $6,504 and $3,688, respectively, at June 30, 2001. Depreciation expense for machinery and equipment under capital leases was $352, $373 and $444 for the year ended June 30, 2002, 2001 and 2000, respectively.

Included in property, plant and equipment is $3,255, $5,576 and $5,511 of interest capitalized for the year ended June 30, 2002, 2001 and 2000, respectively.

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

During fiscal 2002, the Company restructured its interest in Ornellaia. All of the outstanding shares of Ornellaia are now held by a 50/50 joint venture between the Company and Marchesi de'Frescobaldi. As a result of restructuring its interest in Ornellaia, the Company received distributions of capital totaling $15,657 from its original joint venture and the Company contributed $6,040 to its new joint venture. The Company also repurchased 29,976 shares of its Class A Common Stock for $1,116, which were previously held by Ornellaia.

Investments in joint ventures are summarized below. The Company's interest in income and losses for each joint venture is stated within parentheses.

                                                                                            June 30,
                                                                                      2002            2001
                                                                                      ----            ----
Opus One (50%)                                                                     $ 12,680       $   13,671
Chile (50%)                                                                           5,564            4,476
Italy (50%)                                                                           4,918            3,506
Ornellaia (50%)                                                                       2,844            9,180
Australia (50%)                                                                         823              - -
Other                                                                                   391              478
                                                                                  ---------       ----------
                                                                                  $  27,220       $   31,311
                                                                                  =========       ==========

The condensed combined balance sheets and statements of operations of the joint ventures, along with the Company's proportionate share, are summarized as follows:

Balance Sheets

                                                           Combined                      Proportionate Share
                                                           June 30,                           June 30,
                                                    2002              2001             2002              2001
                                                    ----              ----             ----              ----
Current assets                                   $   63,323        $   56,983        $   31,662       $   28,423
Other assets                                         64,376            57,315            32,188           28,539
                                                 ----------        ----------        ----------       ----------
    Total assets                                 $  127,699        $  114,298        $   63,850       $   56,962
                                                 ==========        ==========        ==========       ==========

Current liabilities                              $   35,101        $   29,440        $   17,551       $   14,692
Other liabilities                                    26,003            26,816            13,002           13,380
Venturers' equity                                    66,595            58,042            33,297           28,890
                                                 ----------        ----------        ----------       ----------
    Total liabilities and venturers' equity      $  127,699        $  114,298        $   63,850       $   56,962
                                                 ==========        ==========        ==========       ==========

The Company's investments in joint ventures differ from the amount that would be obtained by applying the Company's ownership interest to the venturers' equity of these entities due to preferred capital accounts and capital account differences specified in the joint venture agreements. The Company's equity in net income of joint ventures differs from the amount that would be obtained by applying the Company's ownership interest to the net income of these entities due to the elimination of intercompany profit in inventory.

Statements of Operations

                                             Combined                                Proportionate Share
                                       Year Ended June 30,                           Year Ended June 30,
                               2002           2001            2000           2002            2001           2000
                               ----           ----            ----           ----            ----           ----
Net revenues                  $   77,023     $   69,455     $   56,491      $   44,564     $   38,806      $   28,932
Cost of goods sold                30,804         28,620         21,367          18,763         17,323          11,290
                              ----------     ----------     ----------      ----------     ----------      ----------
Gross profit                      46,219         40,835         35,124          25,801         21,483          17,642
Other expenses                    25,667         26,499         21,996          15,405         14,869          11,276
                              ----------     ----------     ----------      ----------     ----------      ----------
Net income                    $   20,552     $   14,336     $   13,128      $   10,396     $    6,614      $    6,366
                              ==========     ==========     ==========      ==========     ==========      ==========


NOTE 6  EMPLOYEE COMPENSATION AND RELATED COSTS

The Company has a tax-qualified defined contribution retirement plan (the Plan) which covers substantially all of its employees. Company contributions to the Plan are 7% of eligible compensation paid to participating employees. Company contributions to the Plan were $3,562, $3,323 and $2,736 for the year ended June 30, 2002, 2001 and 2000, respectively. Contributions to the Plan are limited by the Internal Revenue Code. The Company has a non-qualified supplemental executive retirement plan to restore contributions limited by the Plan. This plan is administered on an unfunded basis. The unfunded liability related to this plan totaled $2,037 and $1,773 at June 30, 2002 and 2001, respectively.

The Company has a deferred compensation plan with certain key executives, officers and directors. Under the provisions of this plan, participants may elect to defer up to 100% of their eligible compensation and earn a guaranteed interest rate on their deferred amounts, which was approximately 9.3% and 9.5% for the year ended June 30, 2002 and 2001, respectively. The Company's liability under this plan totaled $3,386 and $2,935 at June 30, 2002 and 2001, respectively. Amounts deferred are held within a Rabbi Trust for the benefit of the participants. These funds and the accumulated interest were included in other assets.

The Company also has a deferred executive incentive compensation plan with certain present and past key officers. Under the provisions of this plan, units are awarded to participants at the discretion of the Board of Directors. The units each earn a percentage of Company profits as defined by the plan over a five year vesting period. In February 1993, the Board of Directors determined that no future units will be awarded under the plan; however, the plan remains in place with respect to existing units. Subject to participant election for deferral of payments and payment terms for participants no longer in the plan, the accrued amounts are distributable in cash when fully vested. The compensation earned on the units and accumulated interest on fully vested amounts not distributed, are accrued but unfunded. The unfunded liability related to this plan totaled $2,263 and $6,571 at June 30, 2002 and 2001, respectively.


NOTE 7  LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

Long-term debt consists of the following:
                                                                                                       June 30,
                                                                                               2002             2001
                                                                                               ----             ----
Long-term unsecured credit lines;
  interest rate 2.73% at June 30, 2002;
  principal and interest due through 2005                                                    $  37,000         $  45,200
Fixed rate secured term loans;
  interest rates 7.76% to 10.00% at June 30, 2002;
  principal and interest due through 2008                                                        7,152            13,920
Fixed rate unsecured term loans;
  interest rates 6.71% to 8.92% at June 30, 2002;
  principal and interest due through 2013                                                      282,056           289,367
Capitalized lease obligations;
  interest rates 6.96% to 8.00% at June 30, 2002;
  principal and interest due through 2010                                                        2,529             3,306
                                                                                                ------             -----
                                                                                               328,737           351,793
Less--current portion                                                                          (12,568)          (15,823)
                                                                                             ---------        ----------
                                                                                             $ 316,169        $  335,970
                                                                                             =========        ==========


Aggregate annual maturities of long-term debt at June 30, 2002 are as follows:

        Year Ending
         June 30,
         2003                                                                                           $  12,568
         2004                                                                                               8,797
         2005                                                                                              55,910
         2006                                                                                               4,509
         2007                                                                                               4,502
         Thereafter                                                                                       242,451
                                                                                                      -----------
                                                                                                         $328,737

The Company has unsecured long-term credit lines that have maximum credit availability of $150.0 million and expire on December 14, 2004. The Company had $37.0 million outstanding under its long-term credit lines as of June 30, 2002.

The Company also has the ability to borrow up to $35.0 million under an uncommitted credit facility with a bank. The Company may request advances under this credit facility, and if approved by the bank, the advance must be repaid in no more than 180 days from the date of the advance. The Company had $4.4 million outstanding under this credit facility as of June 30, 2002.

On January 31, 2001, the Company entered into unsecured term loans totaling $55,000 that bear interest, payable at fixed rates between 7.27% and 7.37%. The proceeds from these loans were used primarily to pay down credit line borrowings.

On April 5, 2001, the Company entered into unsecured term loans totaling $30,000 that bear interest, payable semiannually, at a fixed rate of 7.28%. The proceeds from these loans were used primarily to pay down credit line borrowings.

Property, plant and equipment with a net book value of approximately $21,558 at June 30, 2002, is pledged as collateral for long-term debt. The terms of the unsecured credit lines and certain long-term debt agreements include covenants that require the maintenance of various minimum financial ratios and other covenants. The Company was in compliance with all such covenants during the year ended June 30, 2002. The most restrictive of these covenants requires the ratio of funded debt to adjusted net worth in excess of one year to be 0.65 to 1 or less. At June 30, 2002, the Company's ratio of funded debt to adjusted net worth in excess of one year was 0.52 to 1.



NOTE 8  INCOME TAXES

The provision for income taxes consists of the following:
                                                                                       Year Ended June 30,
                                                                             2002              2001             2000
                                                                             ----              ----             ----
Current:
  Federal                                                                  $   18,150       $   27,053        $   21,502
  State                                                                         2,748            4,459             3,629
                                                                           ----------       ----------        ----------
                                                                               20,898           31,512            25,131
                                                                           ----------       ----------        ----------
Deferred:
  Federal                                                                      (4,466)          (3,578)              877
  State                                                                        (1,122)            (836)               (4)
                                                                           ----------       ----------        ----------
                                                                               (5,588)          (4,414)              873
                                                                           ----------       ----------        ----------
                                                                           $   15,310       $   27,098        $   26,004
                                                                           ==========       ==========        ==========

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income before taxes, due to the following:

                                                                                       Year Ended June 30,
                                                                             2002              2001             2000
                                                                             ----              ----             ----
Federal statutory rate                                                        35.0%            35.0%             35.0%
State income taxes, net of federal benefit                                      2.1              2.8               3.5
Permanent differences                                                           0.6              0.0               0.5
Other                                                                          (0.2)             0.7              (0.5)
                                                                           --------         --------          --------
                                                                              37.5%            38.5%             38.5%
                                                                           =======          =======           =======

The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances at June 30, 2002 and 2001 are as follows:

                                                                                             June 30,
                                                                                      2002              2001
                                                                                      ----              ----
Gross deferred tax assets
  Liabilities and accruals                                                          $  (5,407)      $   (4,154)
  Deferred compensation                                                                (2,229)         (3,865)
  Foreign tax credits                                                                  (2,121)          (2,121)
  Inventories                                                                          (5,381)              --
  Investments in joint ventures                                                        (3,135)             (40)
                                                                                    ----------       ----------
    Gross deferred tax assets                                                         (18,273)         (10,180)
                                                                                    ----------       ----------
Gross deferred tax liabilities
  Property, plant and equipment                                                         33,171           30,426
  Retirement plans                                                                       1,017              890
  Inventories                                                                               --              274
  Receivables                                                                               --              109
  State taxes                                                                              863              327
                                                                                    ----------       ----------
    Gross deferred tax liabilities                                                      35,051           32,026
                                                                                    ----------       ----------
      Net deferred tax liability                                                    $   16,778       $   21,846
                                                                                    ==========       ==========


The Company has foreign tax credits at June 30, 2002 that can be utilized upon repatriation of foreign source earnings and can be carried forward five years thereafter.

During the year ended June 30, 2002 and 2001, the Company recognized certain tax benefits related to stock option plans in the amount of $478 and $4,767, respectively. These benefits were recorded as a decrease in income taxes payable and an increase in paid-in capital.

NOTE 9  SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of Preferred Stock, Class A Common Stock and Class B Common Stock.

During fiscal 2002, 238,070 shares of Class B Common Stock were converted into 238,070 shares of Class A Common Stock. The conversion of the shares represents a non-cash financing activity for purposes of the consolidated statement of cash flows.

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

Included in retained earnings at June 30, 2002, is $7,407 of undistributed income from joint ventures that has been accounted for using the equity method.

NOTE 10  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company has stock option plans and an employee stock purchase plan that are described below. The Company accounts for its plans using the intrinsic value-based method of accounting and no compensation cost has been recognized for its stock option plans or its employee stock purchase plan. The following table compares earnings as reported to pro forma earnings had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under those plans.

                                                                      Year Ended June 30,
                                                            2002             2001              2000
                                                            ----             ----              ----
Net income
  As reported                                            $   25,516        $   43,294       $   41,585
  Pro forma                                                  22,402            40,588           38,903

Earnings per share -- Diluted
  As reported                                                $1.56            $2.65             $2.60
  Pro forma                                                   1.37             2.49              2.43


For purposes of calculating compensation cost using the fair value-based method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 44%, 48% and 50%; risk-free interest rates of 3.77%, 5.55% and 5.70%; and expected lives of three to five years for all years.

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

Under the Non-Employee Directors' Stock Option Plan, the Company is authorized to grant options for up to 150,000 shares of Class A Common Stock. These options may not be granted for less than the fair market value of the Class A Common Stock at the date of grant. Non-employee directors are granted options when they are elected for the first time to the Board. These options become exercisable over five years from the date of grant and expire ten years after the date of grant. Incumbent non-employee directors are granted options annually on the date of the Annual Meeting of Shareholders. These options vest in twelve equal monthly installments and expire ten years after the date of grant. In addition, the Non-Employee Directors' Stock Option Plan authorizes the Board to make additional stock option grants to directors at their discretion.

A summary of the Company's stock option plans is presented below:


                                                   June 30, 2002                             June 30, 2001
                                        -------------------------------------     -------------------------------------
                                                                Weighted                                 Weighted
                                                                 Average                                  Average
                                            Options          Exercise Price           Options          Exercise Price
                                        -----------------    ----------------     ----------------    -----------------
Outstanding at beginning of year              1,558,940           $30.02               1,722,048            $24.80
Granted                                         247,150            33.10                 287,223             40.45
Exercised                                      (188,129)           14.76                (439,075)            15.53
Forfeited                                       (53,298)           38.80                 (11,256)            44.80
                                        -----------------    ----------------     ----------------    -----------------
Outstanding at end of year                    1,564,663           $32.04               1,558,940            $30.02
                                        =================    ================     ================    =================

Options exercisable at year end               1,010,506           $30.45               1,005,907            $27.02


The following table summarizes information about stock options outstanding at June 30, 2002:


                                          Options Outstanding                            Options Exercisable
                         ------------------------------------------------------    --------------------------------
                                          Weighted Average        Weighted                            Weighted
 Range of Exercise                            Remaining           Average                             Average
     Prices               Options       Contractual Life     Exercise Price         Options      Exercise Price
     ------               -------       ----------------     --------------         -------      --------------
    $38.01 to $52.00       407,234        7.22 years            $45.84              229,105         $48.28
     15.01 to 38.00      1,003,081        6.59 years             29.65              627,053          28.67
      11.01 to 15.00       110,847        0.72 years             12.26              110,847          12.26
       7.00 to 11.00        43,501        2.23 years              8.42               43,501           8.42
                        ----------        ----------              ----               ------           ----
       7.00 to 52.00     1,564,663        6.22 years            $32.04            1,010,506         $30.45
                        ==========        ==========            ======            =========         ======

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Board will from time to time grant rights to eligible employees to purchase Class A Common Stock. Under this plan, the Company is authorized to grant rights to purchase up to 300,000 shares of Class A Common Stock. The purchase price is the lower of 85% of the fair market value on the date the Company grants the right to purchase or 85% of the fair market value on the date of purchase. Employees, through payroll deductions of no more than 15% of their base compensation, may exercise their rights to purchase for the period specified in the related offering. During the year ended June 30, 2002, 2001 and 2000, shares totaling 18,662, 17,536 and 19,273, respectively, were issued under the Employee Stock Purchase Plan at average prices of $30.55, $31.93 and $27.80, respectively.

NOTE 11  OPERATIONAL CHANGES AND NON-RECURRING GAINS AND LOSSES

During the first quarter of fiscal 2002, the Company implemented a number of operational changes aimed at improving its competitiveness in the slowing economy. These included changes in the Company's Disney California Adventure project and the write-down of certain inventories and fixed assets due to lowered volume growth expectations.

The Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. As a result of this change, the Company has recorded special charges through June 30, 2002, totaling $12,240, or $0.47 per diluted share, primarily reflecting fixed asset write-offs, employee separation expenses and lease cancellation fees.

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

NOTE 12  COMMITMENTS AND CONTINGENCIES

The Company leases some of its office space, warehousing facilities, vineyards and equipment under non-cancelable leases accounted for as operating leases. Certain of these leases have options to renew. Rental expense amounted to $15,638, $8,059 and $5,108, respectively, for the year ended June 30, 2002, 2001 and 2000. The Company also leases land, machinery and equipment under capital leases. The minimum rental payments under non-cancelable operating and capital leases at June 30, 2002 are as follows:

         Year Ending                                                                     Capital       Operating
            June 30,                                                                      Leases          Leases

              2003                                                                    $       907    $     15,431
              2004                                                                            144          15,928
              2005                                                                            144          14,321
              2006                                                                            144           9,922
              2007                                                                            144           5,473
           Thereafter                                                                       2,174          21,081
                                                                                      -----------   ------------
                                                                                            3,658   $     82,156
Less amount representing interest                                                          (1,128)  ============
                                                                                      -----------
Present value of minimum lease payments                                               $     2,529
                                                                                      ===========


Interest expense on capital lease obligations was $225, $282 and $331 for the year ended June 30, 2002, 2001 and 2000, respectively.

The Company maintains master lease facilities that provide the capacity to fund up to $187,658, of which $145,610 had been utilized as of June 30, 2002. The combined facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $125,425 as of June 30, 2002.

On June 28, 2002, the Financial Accounting Standards Board issued a proposed interpretation of Accounting Research Bulletin No. 51 related to the consolidation of certain special-purpose entities. If this proposed interpretation is adopted as currently written, the Company would be required to include in its consolidated financial statements the majority of the $145,610 of assets leased under its master lease facilities during the fourth quarter of its fiscal year ending June 30, 2003. The Company is currently evaluating the potential accounting and financing implications of this proposed interpretation. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

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

NOTE 13  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized, was $21,870, $19,378 and $16,026 for the year ended June 30, 2002, 2001 and 2000, respectively. Cash paid for income taxes was $14,223, $25,439 and $27,796 for the year ended June 30, 2002, 2001 and 2000, respectively.

The issuance of stock as part of the acquisition of an interest in Ornellaia (Note 5) during fiscal 2000 and a non-monetary exchange of assets (Note 11) during fiscal 2000 represent non-cash investing activities, which are not included in the Consolidated Statements of Cash Flows.

The conversions of stock in fiscal 2002 and 2001 (Note 9) represent non-cash financing activities, which are not included in the Consolidated Statements of Cash Flows.

The tax benefits related to stock option plans in fiscal 2002, 2001 and 2000 (Note 8) and the recognition of forward exchange contracts in fiscal 2002 (Note
1) represent non-cash financing activities, which are not included in the Consolidated Statements of Cash Flows.

NOTE 14  QUARTERLY HIGHLIGHTS (Unaudited)

Selected highlights for each of the fiscal quarters during the year ended June 30, 2002 and 2001 are as follows:

                                                                     1st         2nd            3rd         4th
                                                                   Quarter     Quarter        Quarter     Quarter
Year ended June 30, 2002:
  Net revenues                                                  $  80,903    $ 131,111      $104,290    $125,054
  Gross profit                                                     33,498       58,197        46,309      54,334
  Net income (loss)                                                (2,476)      10,252         7,583      10,157
  Earnings (loss) per share - Basic                                  (.15)         .64           .47         .63
  Earnings (loss) per share - Diluted                                (.15)         .63           .46         .62

Year ended June 30, 2001:
  Net revenues                                                  $  94,640    $ 140,479       $112,081    $133,769
  Gross profit                                                     41,783       60,490        51,510       62,447
  Net income                                                        9,849       14,141         8,891       10,413
  Earnings per share - Basic                                          .63          .90           .56          .65
  Earnings per share - Diluted                                        .61          .87           .54          .63


ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM     10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from pages 2-5 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 8, 2002, as filed with the Securities and Exchange Commission.

ITEM  11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from pages 8-11 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 8, 2002, as filed with the Securities and Exchange Commission.

ITEM  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information required by this item is incorporated by reference from pages 6-7 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 8, 2002, as filed with the Securities and Exchange Commission.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from page 13 of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on November 8, 2002, as filed with the Securities and Exchange Commission.


                                     PART IV

ITEM  14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

           (a)     The following documents are filed as part of this report:

                   1)    Financial Statements:                                                            Page

                         Report of Independent Accountants                                                  17

                         Consolidated Balance Sheets as of June 30, 2002 and 2001                           18

                         Consolidated Statements of Income for the years ended
                           June 30, 2002, 2001 and 2000                                                     19

                         Consolidated Statements of Changes in Shareholders' Equity
                           for the years ended June 30, 2002, 2001 and 2000                                 20

                         Consolidated Statements of Cash Flows for the years
                           ended June 30, 2002, 2001 and 2000                                               21

                         Notes to Consolidated Financial Statements                                         22-33

                   2)    Financial Statement Schedules:

                         Schedule II    Valuation and Qualifying Accounts                                   38

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



                   (1)   Exhibit 10.12  Personal Services Agreement, dated as of
                                        February 26, 1993, between Registrant and
                                        Robert Mondavi
                   (1)   Exhibit 10.14  Grape Purchase Agreement, dated
                                        August 7, 1992, between Registrant and
                                        Frank E. Farella
                   (1)   Exhibit 10.20  $9,400,000 Promissory Note, Deed of Trust, Security
                                        Agreement and Fixture Filing, with Assignment of Rents
                                        as amended and Agreement Concerning Special
                                        Requirements, dated December 15, 1989, between
                                        Registrant and John Hancock Mutual Life Insurance
                                        Company
                   (1)   Exhibit 10.21  $4,900,000 Promissory Note, Deed of Trust, Security
                                        Agreement and Fixture Filing, with Assignment of Rents
                                        as amended and Agreement Concerning Special
                                        Requirements between Registrant and John Hancock
                                        Mutual Life Insurance Company
                   (1)   Exhibit 10.24  $5,600,000 Promissory Note, Deed of Trust, Security
                                        Agreement and Fixture Filing, with Assignment of Rents
                                        as amended and Agreement Concerning Special
                                        Requirements, dated December 29, 1989, between
                                        Registrant and John Hancock Mutual Life Insurance
                                        Company
                   (1)   Exhibit 10.28  Third Restatement of Joint Venture Agreement of
                                        Opus One dated January 1, 1991, between Robert
                                        Mondavi Investments and B.Ph.R. (California), Inc.
                   (3)   Exhibit 10.34  Note Agreement dated December 1, 1994.
                   (4)   Exhibit 10.36  Amended and Restated 1993 Non-Employee Directors' Stock
                                        Option Plan.
                   (4)   Exhibit 10.37  Note Agreement dated July 8, 1996.
                   (5)   Exhibit 10.38  Amended and Restated 1993 Equity Incentive Plan.
                         Exhibit 10.39  The Robert Mondavi Corporation Deferred Compensation Plan dated effective October 1, 1996.
                         Exhibit 10.40  The Robert Mondavi Corporation Deferred Compensation Plan for Directors dated effective
                                        January 1, 1997.
                         Exhibit 10.41  $95,000,000 Note Agreement dated as of
                                        January 29, 1998.
                         Exhibit 10.42  $50,000,000 Note Purchase Agreement dated as of March 28, 2000.
                         Exhibit 10.43  First Supplement to Note Purchase Agreement dated as of January 30, 2001 and consisting of
                                        $45,000,000 Senior Notes and $10,000,000 Senior Notes.
                         Exhibit 10.44  Second Supplement to Note Purchase Agreement dated as of April 5, 2001 and consisting of
                                        $30,000,000 Senior Notes.
                         Exhibit 10.45  Robert Mondavi Properties, Inc. Lease Financing of Vineyard Facilities dated as of October
                                        29, 1999.
                         Exhibit 10.46  First Omnibus Amendment dated as of February 17, 2000 to Robert Mondavi Properties, Inc.
                                        Lease Financing of Vineyard Facilities.
                         Exhibit 10.47  R.M.E., Inc. Lease Financing of Lodi Distribution Facilities dated as of July 14, 2000.
                         Exhibit 10.48  First Omnibus Amendment dated as of May 11, 2001 to R.M.E., Inc. Lease Financing of Lodi
                                        Distribution Facilities.
                         Exhibit 10.49  Second Omnibus Amendment dated as of March 31, 2000 to Robert Mondavi Properties, Inc. Lease
                                        Financing of Vineyard Facilities.
                         Exhibit 10.50  Third Omnibus Amendment dated as of June 23, 2000 to Robert Mondavi Properties, Inc. Lease
                                        Financing of Vineyard Facilities.


                         Exhibit 10.51  Fourth Omnibus Amendment dated as of July 12, 2001 to Robert Mondavi Properties, Inc. Lease
                                        Financing of Vineyard Facilities.
                         Exhibit 10.52  $150,000,000 Syndicated Senior Credit Facility dated as of December 14, 2001.
                   (1)   Exhibit 21     Subsidiaries of the Registrant
                         Exhibit 23     Consent of PricewaterhouseCoopers LLP


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

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2002.


                           ROBERT MONDAVI CORPORATION
                 Schedule II--Valuation and Qualifying Accounts
                         Three Years Ended June 30, 2002
                                 (In Thousands)


                                                                    Additions
                                                          ------------------------------
                                            Balance at      Charged to       Charged                        Balance
                                            Beginning       Costs and       To Other                         at End
                                             of Year         Expenses       Accounts       Deductions       of Year
                                           -----------     -----------     ---------      ------------     ---------
Year Ended June 30, 2000:
Allowance for uncollectible accounts            $500            $276            - -            $276 (1)        $500
Inventory reserves for write down
  to net realizable value                      3,021             396            - -           1,953           1,464

Year Ended June 30, 2001:
Allowance for uncollectible accounts             500             123            - -             123 (1)         500
Inventory reserves for write down
  to net realizable value                      1,464             756            - -             138           2,082

Year Ended June 30, 2002:
Allowance for uncollectible accounts             500               6            - -               6 (1)         500
Inventory reserves for write down
  to net realizable value                      2,082           3,219            - -           2,919           2,382


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

Signature                                   Title                                                Date
/s/ ROBERT G. MONDAVI
Robert G. Mondavi              Chairman Emeritus                                              September 27, 2002

/s/ R. MICHAEL MONDAVI
R. Michael Mondavi             Chairman of the Board                                          September 27, 2002

/s/ TIMOTHY J. MONDAVI
Timothy J. Mondavi             Vice Chairman, Winegrower and Director                         September 27, 2002

/s/ GREGORY M. EVANS
Gregory M. Evans               President, Chief Executive Officer and Director                September 27, 2002

/s/ HENRY J. SALVO, JR.
-----------------------
Henry J. Salvo, Jr.            Chief Financial Officer
                               (Executive Vice President and Accounting Officer)              September 27, 2002

/s/ MARCIA MONDAVI BORGER
Marcia Mondavi Borger          Director                                                       September 27, 2002

/s/ FRANK E. FARELLA
Frank E. Farella               Director                                                       September 27, 2002

/s/ PHILIP GREER
Philip Greer                   Director                                                       September 27, 2002

/s/ SIR ANTHONY GREENER
Sir Anthony Greener            Director                                                       September 27, 2002

/s/ BARTLETT R. RHOADES
Bartlett R. Rhoades            Director                                                       September 27, 2002

/s/ JOHN M. THOMPSON
John M. Thompson               Director                                                       September 27, 2002


                               10-K CERTIFICATIONS


         I, GREGORY M. EVANS, certify that:

     1. I have reviewed this annual report on Form 10-K of The Robert Mondavi Corporation ;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 Date:    September 27, 2002
                                     ------------------------------------------



                                 /s/ GREGORY M. EVANS
                                 ----------------------------------------------
                                 Gregory M. Evans
                                 President / CEO

                               10-K CERTIFICATIONS


         I, HENRY J. SALVO, JR., certify that:

     1. I have reviewed this annual report on Form 10-K of The Robert Mondavi Corporation ;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     Date:    September 27, 2002
                              --------------------------------------------



                              /s/ HENRY J. SALVO, JR.
                              --------------------------------------------
                              Henry J. Salvo, Jr.
                              Executive Vice President / CFO