Form 10-Q
period 2002-09-30
MONDAVI ROBERT CORP
filed 2002-11-14
CIK 902276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002
                               -------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------  -----------

Commission File Number:            33-61516
                        -------------------------------

                         THE ROBERT MONDAVI CORPORATION

     Incorporated under the laws                I.R.S. Employer Identification:
     of the State of California                    94-2765451

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

                    Yes        X            No
                         -------------          -------------

As of October 31, 2002, there were issued and outstanding 9,570,602 shares of the issuer's Class A Common Stock and 6,647,647 shares of the issuer's Class B Common Stock.

                                     PART I
Item 1.    Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS


                                                                                September 30,         June 30,
                                                                                    2002                2002
                                                                                    ----                ----
                                                                                  Unaudited
                                                                                  ---------
Current assets:
  Accounts receivable--trade, net                                               $     82,045      $     92,555
  Inventories                                                                        444,049           388,574
  Prepaid expenses and other current assets                                           14,570            12,179
                                                                                ------------      ------------
Total current assets                                                                 540,664           493,308

Property, plant and equipment, net                                                   326,632           323,582
Investments in joint ventures                                                         32,915            27,220
Other assets                                                                          11,258            11,455
                                                                                ------------      ------------
           Total assets                                                         $    911,469      $    855,565
                                                                                ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                                $     12,834      $      2,734
  Notes payable to banks                                                                 - -             4,400
  Accounts payable--trade                                                             72,847            23,012
  Employee compensation and related costs                                             13,721            11,044
  Other accrued expenses                                                              20,329            21,126
  Current portion of long-term debt                                                    9,314            12,568
                                                                                -------------     ------------
           Total current liabilities                                                 129,045            74,884

Long-term debt, less current portion                                                 308,872           316,169
Deferred income taxes                                                                 24,945            24,039
Deferred executive compensation                                                        5,968             5,657
Other liabilities                                                                      3,426             3,537
                                                                                ------------      ------------
           Total liabilities                                                         472,256           424,286
                                                                                ------------      ------------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares                      - -               - -
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--9,570,602 and 9,566,102 shares                            93,881            93,827
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--6,647,647 shares                                          10,677            10,677
Paid-in capital                                                                       11,050            11,025
Retained earnings                                                                    326,070           317,915
Accumulated other comprehensive income:
    Cumulative translation adjustment                                                 (2,167)           (1,716)
    Forward contracts                                                                   (298)             (449)
                                                                                ------------      ------------
           Total shareholders' equity                                                439,213           431,279
                                                                                ------------      ------------
           Total liabilities and shareholders' equity                           $    911,469      $    855,565
                                                                                ============      ============


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited) (in thousands, except per share data)



                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                      2002              2001
                                                                                      ----              ----

Gross revenues                                                                  $    103,460      $     84,779
Less excise taxes                                                                      4,854             3,876
                                                                                ------------      ------------
Net revenues                                                                          98,606            80,903
Cost of goods sold                                                                    57,273            47,405
                                                                                ------------      ------------
Gross profit                                                                          41,333            33,498
Selling, general and administrative expenses                                          29,906            28,741
Special charges                                                                          - -            11,200
                                                                                ------------      ------------
Operating income (loss)                                                               11,427            (6,443)
Other income (expense):
  Interest                                                                            (5,135)           (5,148)
  Equity in net income of joint ventures                                               7,321             7,784
  Other                                                                                 (668)             (154)
                                                                                ------------      ------------
Income (loss) before income taxes                                                     12,945            (3,961)
Provision (benefit) for income taxes                                                   4,790            (1,485)
                                                                                ------------      ------------
Net income (loss)                                                               $      8,155      $     (2,476)
                                                                                ============      ============

Earnings (loss) per share--Basic                                                $        .50      $       (.15)
                                                                                ============      ============
Earnings (loss) per share--Diluted                                              $        .50      $       (.15)
                                                                                ============      ============

Weighted average number of shares outstanding--Basic                                  16,215            16,037
                                                                                ============      ============
Weighted average number of shares outstanding--Diluted                                16,363            16,037
                                                                                ============      ============


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                      2002              2001
                                                                                      ----              ----
Cash flows from operating activities:
  Net income                                                                    $      8,155      $     (2,476)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income taxes                                                                 25               492
    Depreciation and amortization                                                      5,947             5,777
    Equity in net income of joint ventures                                            (7,321)           (7,784)
    Distributions from joint ventures                                                  1,509             1,000
    Special charges and asset write-downs                                                - -            14,070
    Other                                                                                808               149
    Changes in assets and liabilities:
      Accounts receivable--trade                                                      10,510            43,687
      Inventories                                                                    (54,858)          (80,338)
      Other assets                                                                    (1,870)           (2,930)
      Accounts payable--trade and accrued expenses                                    52,251            58,523
      Deferred executive compensation                                                    311               769
      Other liabilities                                                                 (111)               (6)
                                                                                ------------      ------------
  Net cash provided by operating activities                                           15,356            30,933
                                                                                ------------      ------------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                                       (9,591)          (15,950)
  Proceeds from sale of assets                                                           - -            12,327
  Contributions to joint ventures                                                       (499)               (9)
                                                                                ------------      ------------
  Net cash used in investing activities                                              (10,090)           (3,632)
                                                                                ------------      ------------

Cash flows from financing activities:
  Book overdraft                                                                      10,100            16,114
  Net repayments under credit lines                                                   (8,400)          (47,800)
  Principal repayments of long-term debt                                              (6,551)           (2,703)
  Exercise of Class A Common Stock options                                                54               - -
  Other                                                                                 (469)             (101)
                                                                                ------------      ------------
  Net cash used in financing activities                                               (5,266)          (34,490)
                                                                                ------------      ------------

  Net decrease in cash and cash equivalents                                              - -            (7,189)
  Cash and cash equivalents at the beginning of the period                               - -             7,189
                                                                                ------------      ------------
  Cash and cash equivalents at the end of the period                            $        - -      $        - -
                                                                                ============      ============


                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2002, its results of operations for the three month periods ended September 30, 2002 and 2001 and its cash flows for the three month periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, on file at the Securities and Exchange Commission.

NOTE 2 INVENTORIES

Inventories consist of the following:

                                                                                September 30,       June 30,
                                                                                    2002              2002
                                                                                    ----              ----
                                                                                  Unaudited
                                                                                  ---------
Wine in production                                                              $    283,181      $    237,934
Bottled wine                                                                         148,723           130,831
Crop costs and supplies                                                               12,145            19,809
                                                                                ------------      ------------
                                                                                $    444,049      $    388,574
                                                                                ============      ============

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested. Included in inventory at September 30, 2002, was $5,524 of inventory cost step-up remaining from applying purchase accounting to the acquisition of Arrowood.

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

At September 30, 2002, the Company had outstanding forward exchange contracts, hedging primarily European euro purchases of barrels and corks and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $8,219. Using exchange rates outstanding as of September 30, 2002, the U.S. dollar equivalent of the contracts totaled $8,765.

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

The Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. As a result of this change, the Company recorded special charges totaling $11,200 during the first quarter of fiscal 2002, primarily reflecting fixed asset write-offs and lease cancellation fees. An additional $1,040 of special charges was recorded during the second quarter of fiscal 2002, primarily reflecting employee separation expenses.

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

NOTE 5  COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments designated as cash-flow hedges. Comprehensive income for the three months ended September 30, 2002 and 2001 was as follows:

                                                                                           Unaudited
                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                    2002              2001
                                                                                    ----              ----
Net income (loss)                                                               $      8,155      $     (2,476)
Foreign currency translation adjustment, net of tax                                     (451)             (128)
Forward contracts, net of tax                                                            151               - -
                                                                                ------------      ------------
Comprehensive income (loss)                                                     $      7,855      $     (2,604)
                                                                                ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

During the first quarter of the prior fiscal year, the Company recorded $11.2 million, or $0.43 per diluted share, in special charges related to operational changes in its Disney California Adventure project. The Company also recorded inventory and fixed asset write-downs, totaling $3.8 million, or $0.14 per diluted share, during the same period as a result of lowering its sales volume growth projections for the fiscal year. The adjusted figures discussed throughout this report, exclude the special charges and asset write-downs, as well as inventory step-up charges associated with business acquisitions for all periods presented.

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

RESULTS OF OPERATIONS

First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

Net Revenues -- Net revenues increased by 22.0%, reflecting a 25.0% increase in sales volume and a 2.6% decrease in net revenues per case. Prior year net revenues and sales volume reflected the negative impact of a sharp decline in the travel and entertainment sectors that began during September 2001. The increase in sales volume to 2.1 million cases was primarily driven by the Woodbridge and Robert Mondavi Private Selection brands. The shift in sales mix to these brands combined with higher promotional spending per case contributed to the decrease in net revenues per case.

Cost of Goods Sold -- Cost of goods sold as reported increased by 21.0%. Adjusted cost of goods sold increased by 32.1%, reflecting increased sales volume and the negative impact of balancing inventories through external bulk wine sales and by utilizing higher cost surplus wines in the Company's popular-premium brands.

Gross Profit -- As a result of the above factors, the reported gross profit percentage was 41.9% compared to 41.4% reported last year. The adjusted gross profit percentage was 42.6% compared to 47.1% last year.

Selling, General and Administrative Expenses -- Selling, general and administrative expenses increased by 4.1%, reflecting increased advertising expenses and costs associated with changes in the Company's sales organization that were partially offset by the elimination of operating expenses associated with the Disney California Adventure project. The ratio of selling, general and administrative expenses to net revenues decreased to 30.3% from 35.5% a year ago, reflecting the favorable impact of sales volume leverage.

Special Charges -- During the prior fiscal year, the Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. As a result of this change, the Company recorded special charges during the first quarter of the prior fiscal year, totaling $11.2 million, or $0.43 per diluted share, primarily reflecting fixed asset write-offs and lease cancellation fees. An additional $1,040 of special charges was recorded during the second quarter of fiscal 2002, primarily reflecting employee separation expenses.

Interest -- Interest expense was essentially unchanged from the prior year, despite decreases in the Company's average interest rate and average borrowings outstanding, due to a decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects.

Equity Income from Joint Ventures -- Equity income from joint ventures decreased by 6.0%, reflecting a decrease in income from Opus One that was partially offset by an increase in income from Ornellaia.

Provision for Income Taxes -- The Company's effective tax rate was 37.0% compared to 37.5% last year. The lower effective tax rate was primarily the result of an increase in certain manufacturing tax credits.

Net Income and Earnings Per Share -- As a result of the above factors, reported net income totaled $8.2 million, or $0.50 per diluted share, compared to a reported net loss of $2.5 million, or ($0.15) per diluted share, a year ago. Adjusted net income totaled $9.5 million, or $0.58 per diluted share, compared to $8.2 million, or $0.50 per diluted share, a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a book overdraft, representing the float on outstanding checks, of $12.8 million at September 30, 2002, compared to a book overdraft of $2.7 million at June 30, 2002. Cash provided by operations totaled $15.4 million, reflecting a decrease in accounts receivable and the impact of harvest, with significant increases in inventories and accounts payable to growers. Cash used in investing activities totaled $10.1 million, reflecting purchases of production equipment and vineyard development costs. Cash used in financing activities totaled $5.3 million, primarily reflecting net repayments of debt.

The Company maintains master lease facilities that provide the capacity to fund up to $187.2 million, of which $148.8 million had been utilized as of September 30, 2002. The facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $128.0 million as of September 30, 2002.

On June 28, 2002, the Financial Accounting Standards Board issued a proposed interpretation of Accounting Research Bulletin No. 51 related to the consolidation of certain special-purpose entities. If this proposed interpretation is adopted as currently written, the Company would be required to include in its consolidated financial statements the majority of the $148.8 million of assets leased under its master lease facilities during the fourth quarter of its fiscal year ending June 30, 2003. The Company is currently evaluating the potential accounting and financing implications of this proposed interpretation. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

The Company has unsecured long-term credit lines that have maximum credit availability of $150.0 million and expire on December 14, 2004. The Company had $33.0 million outstanding under its long-term credit lines as of September 30, 2002.

The Company also has the ability to borrow up to $35.0 million under an uncommitted credit facility with a bank. The Company may request advances under this credit facility, and if approved by the bank, the advance must be repaid in no more than 180 days from the date of the advance. No amounts were outstanding under this credit facility as of September 30, 2002.

                                     PART II

Item 1. Legal Proceedings.

The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, the results of its operations or its cash flows.

Item 4. Controls and Procedures.

Included below in this report are the Certifications by the Chief Executive Officer and Chief Financial Officer required by the instructions to SEC Form 10-Q. In order to provide their certifications the CEO and the CFO have reviewed, as of October 23, 2002, the effectiveness of the Company's disclosure controls and procedures. These are the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely disclosure decisions regarding required disclosure. Based on their review, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective for the foregoing purposes. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 6. Exhibits and Reports on Form 8-K.

          1) Exhibits:
               10.53 Employment Agreement dated as of May 1, 2001 between
                     Registrant and Gregory M. Evans.
               10.54 Employment Agreement dated as of July 1, 2001 between
                     Registrant and Henry J. Salvo, Jr.

          2) Form 8-K:
               No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE ROBERT MONDAVI CORPORATION


Dated:     November 14, 2002                 By /s/ HENRY J. SALVO, JR.
                                                -----------------------
                                                Henry J. Salvo, Jr.
                                                Chief Financial Officer

                           Forward-looking Statements
                           --------------------------
The above Form 10-Q and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, anticipated future investment in vineyards and other capital projects, the premium wine grape market and the premium wine industry generally. Actual results may differ materially from the Company's present expectations. Among other things, a soft economy, a downturn in the travel and entertainment sector, reduced consumer spending, or changes in consumer preferences could reduce demand for the Company's wines. Similarly, increased competition or changes in tourism to our California properties could affect the Company's volume and revenue growth outlook. The supply and price of grapes, the Company's most important raw material, are beyond the Company's control. A shortage of grapes might constrict the supply of wine available for sale and cause higher grape costs that put more pressure on gross profit margins. A surplus of grapes might allow for greater sales and lower grape costs, but it might also result in more competition and pressure on selling prices or marketing spending. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, on file with the Securities and Exchange Commission. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.

                                  CERTIFICATION


I, GREGORY M. EVANS, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Robert Mondavi Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                Date:   November 14, 2002
                                        -----------------


                                        /s/ GREGORY M. EVANS
                                        --------------------
                                        Gregory M. Evans
                                        President/CEO

                                  CERTIFICATION


I, HENRY J. SALVO, JR., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Robert Mondavi Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                Date:   November 14, 2002
                                        -----------------


                                        /s/ HENRY J. SALVO, JR.
                                        -----------------------
                                        Henry J. Salvo, Jr.
                                        Executive Vice President/CFO