Form 10-Q
period 2002-12-31
MONDAVI ROBERT CORP
filed 2003-02-14
CIK 902276

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended              December 31, 2002
                               -------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                     33-61516
                       ---------------------------------------------------------

                         THE ROBERT MONDAVI CORPORATION

         Incorporated under the laws             I.R.S. Employer Identification:
         of the State of California                        94-2765451

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

As of January 31, 2003, there were issued and outstanding 9,618,152 shares of the issuer's Class A Common Stock and 6,646,734 shares of the issuer's Class B Common Stock.



                                     PART I
Item 1.  Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS
                                                                           December 31,      June 30,
                                                                               2002            2002
                                                                               ----            ----
                                                                             Unaudited
Current assets:
  Accounts receivable--trade, net                                          $   94,914      $  92,555
  Inventories                                                                 441,949        388,574
  Prepaid expenses and other current assets                                    14,360         12,179
                                                                           ----------      ---------
Total current assets                                                          551,223        493,308

Property, plant and equipment, net                                            311,464        323,582
Assets held for sale                                                            7,748            - -
Investments in joint ventures                                                  28,901         27,220
Other assets                                                                   11,062         11,455
                                                                           ----------      ---------
         Total assets                                                      $  910,398       $855,565
                                                                           ==========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                           $    3,423      $   2,734
  Notes payable to banks                                                        9,900          4,400
  Accounts payable--trade                                                      62,726         23,012
  Employee compensation and related costs                                      13,790         11,044
  Other accrued expenses                                                       26,450         21,126
  Current portion of long-term debt                                             9,145         12,568
                                                                           ----------      ---------
         Total current liabilities                                            125,434         74,884

Long-term debt, less current portion                                          298,810        316,169
Deferred income taxes                                                          26,169         24,039
Deferred executive compensation                                                 6,328          5,657
Other liabilities                                                               3,351          3,537
                                                                           ----------      ---------
         Total liabilities                                                    460,092        424,286
                                                                           ----------      ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares               - -            - -
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--9,615,902 and 9,566,102 shares                     94,550         93,827
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--6,646,734 and 6,647,647 shares                     10,676         10,677
Paid-in capital                                                                11,302         11,025
Retained earnings                                                             335,907        317,915
Accumulated other comprehensive income (loss):
    Cumulative translation adjustment                                          (1,812)        (1,716)
    Forward contracts                                                            (317)          (449)
                                                                           ----------      ---------
         Total shareholders' equity                                           450,306        431,279
                                                                           ----------      ---------
         Total liabilities and shareholders' equity                        $  910,398      $ 855,565
                                                                           ==========      =========


                 See Notes to Consolidated Financial Statements.


                         THE ROBERT MONDAVI CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited) (in thousands, except per share data)


                                                                Three Months Ended         Six Months Ended
                                                                   December 31,               December 31,
                                                                2002         2001          2002         2001
                                                                ----         ----          ----         ----
Revenues                                                       $148,288     $137,822    $ 251,748    $ 222,601
Less excise taxes                                                 7,194        6,711       12,048       10,587
                                                              ---------    ---------    ---------    ---------
Net revenues                                                    141,094      131,111      239,700      212,014
Cost of goods sold                                               81,047       72,914      138,320      120,319
                                                              ---------    ---------    ---------    ---------
Gross profit                                                     60,047       58,197      101,380       91,695
Selling, general and administrative expenses                     36,716       34,873       66,622       63,614
Special charges                                                   3,110        1,040        3,110       12,240
                                                              ---------    ---------    ---------    ---------
Operating income                                                 20,221       22,284       31,648       15,841
Other income (expense):
  Interest                                                       (5,377)      (5,415)     (10,512)     (10,563)
  Equity income from joint ventures                               1,074           15        8,395        7,799
  Other                                                            (304)        (482)        (972)        (636)
                                                              ---------    ---------    ---------    ---------
Income before income taxes                                       15,614       16,402       28,559       12,441
Provision for income taxes                                        5,777        6,150       10,567        4,665
                                                              ---------    ---------    ---------    ---------
Net income                                                    $   9,837    $  10,252     $ 17,992    $   7,776
                                                              =========    =========     ========    =========

Earnings per share-Basic                                      $    .61     $     .64    $    1.11    $     .48
                                                              ========     =========    =========    =========

Earnings per share-Diluted                                    $    .60     $     .63    $    1.10    $     .48
                                                              ========     =========    =========    =========


Weighted average number of shares outstanding-Basic              16,235       16,040       16,225       16,038
                                                              =========    =========    =========    =========

Weighted average number of shares outstanding-Diluted            16,383       16,305       16,372       16,354
                                                              =========    =========    =========    =========


                 See Notes to Consolidated Financial Statements.



                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                            2002           2001
                                                                                            ----           ----
Cash flows from operating activities:
  Net income                                                                           $   17,992      $   7,776
  Adjustments to reconcile net income to net cash
    flows from operating activities:
    Deferred income taxes                                                                     188         (1,542)
    Depreciation and amortization                                                          11,907         11,313
    Equity income from joint ventures                                                      (8,395)        (7,799)
    Distributions from joint ventures                                                       7,619          7,092
    Special charges and asset write-downs                                                   3,110         14,070
    Other                                                                                   1,102            448
    Changes in assets and liabilities:
      Accounts receivable--trade                                                           (2,359)        21,992
      Inventories                                                                         (52,457)       (82,426)
      Other assets                                                                           (651)         3,301
      Accounts payable--trade and accrued expenses                                         48,605         22,325
      Deferred executive compensation                                                         671          1,054
      Other liabilities                                                                      (318)           (91)
                                                                                       ----------      ---------
  Net cash flows from operating activities                                                 27,014         (2,487)
                                                                                       ----------      ---------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                                           (11,343)       (20,142)
  Proceeds from sale of assets                                                                - -         12,327
  Contributions to joint ventures                                                          (1,468)        (1,018)
                                                                                       ----------      ---------
  Net cash flows from investing activities                                                (12,811)        (8,833)
                                                                                       ----------      ---------

Cash flows from financing activities:
  Book overdraft                                                                              689          5,304
  Net additions (repayments) under credit lines                                            (6,500)        10,000
  Principal repayments of long-term debt                                                   (8,782)       (10,926)
  Proceeds from issuance of Class A Common Stock                                              260            296
  Exercise of Class A Common Stock options                                                    462            113
  Other                                                                                      (332)          (656)
                                                                                       ----------      ---------
  Net cash flows from financing activities                                                (14,203)         4,131
                                                                                       ----------      ---------

  Net change in cash and cash equivalents                                                     - -         (7,189)
  Cash and cash equivalents at the beginning of the period                                    - -          7,189
                                                                                       ----------      ---------
  Cash and cash equivalents at the end of the period                                   $      - -      $     - -
                                                                                       ==========      =========



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2002, its results of operations for the three and six month periods ended December 31, 2002 and 2001 and its cash flows for the six month periods ended December 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, on file at the Securities and Exchange Commission.

Earnings per share

Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards.

In computing basic earnings per share for all periods presented, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for all periods is identical to the computation of basic earnings per share except that the weighted-average shares outstanding (denominator) has been increased by 148,000 and 265,000, respectively, for the three months ended December 31, 2002 and 2001, and by 147,000 and 316,000, respectively, for the six months ended December 31, 2002 and 2001 to include the dilutive effect of stock options outstanding.

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

At December 31, 2002, the Company had outstanding forward exchange contracts, hedging primarily Australian purchases of software and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $12,909. Using exchange rates outstanding as of December 31, 2002, the U.S. dollar equivalent of the contracts totaled $13,430.

New accounting pronouncements

During January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Under this new Interpretation, the Company will be required to include in its consolidated financial statements the majority of the $151,392 of assets leased under its master lease facilities during the first quarter of fiscal 2004. The Company is currently evaluating the accounting and financing implications of this new Interpretation.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


During December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company uses the intrinsic value based method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 and its related Interpretations. The Company plans to adopt the new disclosure requirements of SFAS 148 as required during the third quarter of fiscal 2003.

During November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This new Interpretation clarifies the accounting and disclosure requirements for certain types of guarantees. The Company plans to complete the adoption of this Interpretation as required during the third quarter of fiscal 2003. The adoption of this Interpretation is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 INVENTORIES

Inventories consist of the following:
                                                  December 31,     June 30,
                                                     2002           2002
                                                     ----           ----
                                                   Unaudited
Wine in production                               $  299,668      $ 237,934
Bottled wine                                        133,736        130,831
Crop costs and supplies                               8,545         19,809
                                                 ----------      ---------
                                                 $  441,949      $ 388,574
                                                 ==========      =========


Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested. Included in inventory at December 31, 2002 and June 30, 2002, respectively, was $4,324 and $6,234 of inventory cost step-up remaining from applying purchase accounting to the fiscal year 2001 acquisition of Arrowood.

NOTE 3  ASSETS HELD FOR SALE

During the second quarter of fiscal 2003, the Company completed a strategic business review of its brands and determined that certain of the Company's vineyard assets were no longer expected to fit its long-term grape sourcing needs or meet its long-term financial objectives. Vineyard assets with a combined book value of $47,042 have been identified for potential future sale. These assets are expected to be held and used while the Company develops a plan to sell the assets. The Company believes that the carrying value of these assets is recoverable and it does not exceed fair value, with one exception. As of December 31, 2002, the Company had agreed to sell one of its vineyard properties for an amount lower than its book value, less costs required to sell the property. As a result, the Company recorded an asset impairment charge of $3,110 during the second quarter of fiscal 2003, which was included in special charges in the consolidated statements of income. The sale of this property is expected to be completed by the end of fiscal 2003.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


NOTE 4  INVESTMENTS IN JOINT VENTURES

Investments in joint ventures are summarized below. The Company's interest in income and losses for each joint venture is stated within parentheses.


                                   December 31,        June 30,
                                       2002              2002
                                       ----              ----
                                     Unaudited
Opus One (50%)                       $  12,240       $  12,680
Chile (50%)                              6,268           5,564
Italy (50%)                              5,894           4,918
Ornellaia (50%)                          2,447           2,844
Australia (50%)                          2,051             823
Other                                        1             391
                                     --------        ---------
                                     $  28,901       $  27,220
                                     =========       =========


NOTE 5  OPERATIONAL CHANGES

During the first quarter of fiscal 2002, the Company implemented a number of operational changes aimed at improving its competitiveness in the slowing economy. These included changes in the Company's Disney California Adventure project and the write-down of certain inventories and fixed assets due to lowered volume growth expectations.

The Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. As a result of this change, the Company recorded special charges totaling $12,240 during the first six months of fiscal 2002, primarily reflecting fixed asset write-offs, employee separation expenses and lease cancellation fees.

During the first quarter of fiscal 2002, the Company also revised its volume growth expectations for the fiscal year to reflect the continued economic slowdown and a significant decrease in on-premise (i.e., hotel and restaurant) sales. As a result of these lowered volume growth expectations, the Company recorded $3,750 in inventory and fixed asset write-downs during the first quarter of fiscal 2002 that were classified as cost of goods sold.

NOTE 6  COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments designated as cash-flow hedges. Comprehensive income for the three and six months ended December 31, 2002 and 2001 was as follows:

                                                       Unaudited
                                        Three Months Ended         Six Months Ended
                                           December 31,               December 31,
                                        2002           2001        2002          2001
                                        ----           ----        ----          ----
Net income                            $  9,837    $ 10,252       $ 17,992     $  7,776
Foreign currency translation
 adjustment, net of tax                    355        (193)           (96)        (321)
Forward contracts, net of tax              (19)        (58)           132          (58)
                                      ---------   --------       --------     ---------
Comprehensive income                  $  10,173   $ 10,001       $ 18,028     $  7,397
                                      =========   ========       ========     =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

During the second quarter of fiscal 2003, the Company recorded $3.1 million in special charges related to the impairment of certain vineyards assets held for sale. During fiscal 2002, the Company recorded $12.2 million in special charges related to operational changes in its Disney California Adventure project and $3.8 million of inventory and fixed asset write-downs as a result of lowering its sales volume growth projections for the fiscal year. The adjusted figures discussed throughout this report exclude the special charges and asset write-downs, as well as inventory step-up charges associated with business acquisitions for all periods presented.

The Company has included these adjusted figures in its discussion and analysis of financial condition and results of operations to provide a clearer picture of its ongoing operating performance as compared to its reported results. The adjusted figures should not be considered an alternative to financial statements prepared under accounting principles generally accepted in the United States of America.

FINANCIAL HIGHLIGHTS (In thousands, except per share data)

                                                                 Three Months Ended December 31,
                                                        Reported                                 Adjusted
                                          -------------------------------------    -------------------------------------
                                                2002                2001                 2002                2001
                                          -----------------   -----------------     ----------------   -----------------
Cases sold                                       3,031               2,823                3,031                2,823
Net revenues                                 $ 141,094           $ 131,111            $ 141,094            $ 131,111
Cost of goods sold                              81,047              72,914               79,847               71,974
Gross profit                                    60,047              58,197               61,247               59,137
Gross profit %                                   42.6%               44.4%                43.4%                45.1%
Selling, general & administrative exp.          36,716              34,873               36,716               34,873
Special charges                                  3,110               1,040                  - -                  - -
Operating income                                20,221              22,284               24,531               24,264
Other income (expense):
    Interest                                    (5,377)             (5,415)              (5,377)             (5,415)
    Equity income from joint ventures            1,074                  15                1,296                 210
    Other                                         (304)               (482)                (304)               (482)
Income before income taxes                      15,614              16,402               20,146               18,577
Provision for income taxes                       5,777               6,150                7,454                6,966
Net income                                       9,837              10,252               12,692               11,611
Earnings per share - Diluted                     $ .60               $ .63                $ .77                $ .71



                                                                  Six Months Ended December 31,
                                                        Reported                                 Adjusted
                                          -------------------------------------     ------------------------------------
                                                2002                2001                 2002                2001
                                          -----------------   -----------------     ----------------   -----------------
Cases sold                                       5,120               4,492                5,120               4,492
Net revenues                                 $ 239,700           $ 212,014            $ 239,700           $ 212,014
Cost of goods sold                             138,320             120,319              136,410             114,790
Gross profit                                   101,380              91,695              103,290              97,224
Gross profit %                                   42.3%               43.2%                43.1%               45.9%
Selling, general & administrative exp.          66,622              63,614               66,622              63,614
Special charges                                  3,110              12,240                  - -                 - -
Operating income                                31,648              15,841               36,668              33,610
Other income (expense):
    Interest                                   (10,512)            (10,563)             (10,512)            (10,563)
    Equity income from joint ventures            8,395               7,799               10,007               9,297
    Other                                         (972)               (636)                (972)               (636)
Income before income taxes                      28,559              12,441               35,191              31,708
Provision for income taxes                      10,567               4,665               13,021              11,891
Net income                                      17,992               7,776               22,170              19,817
Earnings per share - Diluted                    $ 1.10               $ .48               $ 1.35              $ 1.21


RESULTS OF OPERATIONS

Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

Net Revenues Net revenues increased by 7.6%, reflecting a 7.4% increase in sales volume. The sales volume increase was primarily driven by the Company's popular and super premium wines, as luxury wine sales continue to improve at a slower rate than the other categories. Sales volume of the Company's wines grew at a slower rate than last quarter due to price reductions taken by competing brands and due to the introduction of significantly lower priced wines sourced from the depressed bulk wine market.

Cost of Goods Sold Cost of goods sold as reported increased by 11.2%, including inventory step-up charges associated with the Arrowood acquisition of $1.2 million and $0.9 million, respectively, for the second quarter of fiscal 2003 and 2002. Adjusted cost of goods sold increased by 11.0%. The increase in both reported and adjusted cost of goods sold reflects increased sales volume and the negative impact of balancing inventories through bulk wine sales and by utilizing higher cost surplus wines in the Company's popular and super premium brands.

Gross Profit As a result of the above factors, the reported gross profit percentage was 42.6% compared to 44.4% reported last year. The adjusted gross profit percentage was 43.4% compared to 45.1% last year.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased by 5.3%, reflecting increased advertising expenses and higher costs associated with changes in the Company's sales organization. The ratio of selling, general and administrative expenses to net revenues decreased to 26.0% from 26.6% a year ago, reflecting the favorable impact of sales volume leverage and cost cutting efforts.

Special Charges During the second quarter of fiscal 2003, the Company recorded $3.1 million in special charges related to the impairment of certain vineyard assets as a result of its decision to sell one of its vineyard properties that was no longer expected to meet its long-term financial objectives, nor fit its long-term grape sourcing requirements.

During the second quarter of fiscal 2002, the Company recorded $1.0 million in special charges related primarily to employee separation expenses associated with operational changes made in the Disney California Adventure project at the end of the first quarter of fiscal 2002.

Interest Interest expense was essentially unchanged from the prior year, despite a decrease in average borrowings outstanding, due to a decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects.

Equity Income from Joint Ventures Equity income from joint ventures as reported included $0.2 million of inventory step-up associated with the Ornellaia acquisition for both the second quarter of fiscal 2003 and 2002. The increase in both reported and adjusted equity income from joint ventures was primarily due to improved income from Opus One and the Chilean joint venture during the period. The improvement in income from Opus One was mainly due to a difference in the timing of wine shipments. The improvement in income from Chile was mainly due to cost reductions implemented at the joint venture level.

Provision for Income Taxes The Company's effective tax rate was 37.0% compared to 37.5% last year. The lower effective tax rate was primarily the result of an increase in certain manufacturing tax credits.

Net Income and Earnings Per Share As a result of the above factors, reported net income totaled $9.8 million, or $0.60 per diluted share, compared to $10.3 million, or $0.63 per diluted share, a year ago. Adjusted net income totaled $12.7 million, or $0.77 per diluted share, compared to $11.6 million, or $0.71 per diluted share, a year ago.

First Six Months of Fiscal 2003 Compared to the First Six Months of Fiscal 2002

Net Revenues Net revenues increased by 13.1%, reflecting a 14.0% increase in sales volume that was partially offset by a 0.8% decrease in net revenues per case. Prior year net revenues and sales volume reflected the negative impact of a sharp decline in the travel and entertainment sectors that began during September 2001. The sales volume increase was primarily driven by the Company's popular and super premium wines, as luxury wine sales continue to improve at a slower rate than the other categories. The shift in sales mix combined with higher promotional spending per case contributed to the decrease in net revenues per case.

Cost of Goods Sold Cost of goods sold as reported increased by 15.0%, including inventory step-up charges associated with the Arrowood acquisition of $1.9 million and $1.8 million, respectively, for the first six months of fiscal 2003 and 2002, as well as inventory and fixed asset write-downs totaling $3.8 million during the first six months of fiscal 2002. Adjusted cost of goods sold increased by 18.8%. The increase in both reported and adjusted cost of goods sold reflects increased sales volume and the negative impact of balancing inventories through bulk wine sales and by utilizing higher cost surplus wines in the Company's popular and super premium brands.

Gross Profit As a result of the above factors, the reported gross profit percentage was 42.3% compared to 43.2% reported last year. The adjusted gross profit percentage was 43.1% compared to 45.9% last year.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased by 4.7%, reflecting increased advertising expenses and higher costs associated with changes in the Company's sales organization that were partially offset by the elimination of operating expenses associated with the Disney California Adventure project. The ratio of selling, general and administrative expenses to net revenues decreased to 27.8% from 30.0% a year ago, reflecting the favorable impact of sales volume leverage and cost cutting efforts.

Special Charges As discussed earlier, the Company recorded $3.1 million in special charges related to the impairment of certain vineyard assets held for sale during the second quarter of fiscal 2003.

During the first quarter of fiscal 2002, the Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. As a result of this change, the Company recorded special charges totaling $12.2 million during the first six months of fiscal 2002, primarily reflecting fixed asset write-offs, employee separation expenses and lease cancellation fees.

Interest Interest expense was essentially unchanged from the prior year, despite decreases in the Company's average interest rate and average borrowings outstanding, due to a decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects.

Equity Income from Joint Ventures Equity income from joint ventures as reported included $1.6 million and $1.5 million, respectively, of inventory step-up associated with the Ornellaia acquisition for the first six months of fiscal 2003 and 2002. The increase in both reported and adjusted equity income from joint ventures was primarily due to improved income from Ornellaia and the Chilean joint venture during the period. The improvement in income from Ornellaia was mainly due to a difference in the timing of wine shipments. The improvement in income from Chile was mainly due to cost reductions implemented at the joint venture level.

Provision for Income Taxes The Company's effective tax rate was 37.0% compared to 37.5% last year. The lower effective tax rate was primarily the result of an increase in certain manufacturing tax credits.

Net Income and Earnings Per Share As a result of the above factors, reported net income totaled $18.0 million, or $1.10 per diluted share, compared to $7.8 million, or $0.48 per diluted share, a year ago. Adjusted net income totaled $22.2 million, or $1.35 per diluted share, compared to $19.8 million, or $1.21 per diluted share, a year ago.

Liquidity and Capital Resources

The Company had a book overdraft, representing the float on outstanding checks, of $3.4 million at December 31, 2002, compared to a book overdraft of $2.7 million at June 30, 2002. Cash provided by operations totaled $27.0 million, reflecting net income of $33.0 million (before depreciation, amortization, special charges and asset write-downs) and seasonal increases in inventories and accounts payable to growers. Cash used in investing activities totaled $12.8 million, reflecting purchases of production equipment and vineyard development costs. Cash used in financing activities totaled $14.2 million, primarily reflecting net repayments of debt.

The Company maintains master lease facilities that provide the capacity to fund up to $186.7 million, of which $151.4 million had been utilized as of December 31, 2002. The facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $130.0 million as of December 31, 2002. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

The Company has unsecured long-term credit lines that have maximum credit availability of $150.0 million and expire on December 14, 2004. The Company had $25.0 million outstanding under its long-term credit lines as of December 31, 2002.

The Company also has the ability to borrow up to $35.0 million under an uncommitted credit facility with a bank. The Company may request advances under this credit facility, and if approved by the bank, the advance must be repaid in no more than 180 days from the date of the advance. The Company had $9.9 million outstanding under this credit facility as of December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Under this new Interpretation, the Company will be required to include in its consolidated financial statements the majority of the $151.4 million of assets leased under its master lease facilities during the first quarter of fiscal 2004. The Company is currently evaluating the accounting and financing implications of this new Interpretation.

During December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company uses the intrinsic value based method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 and its related Interpretations. The Company plans to adopt the new disclosure requirements of SFAS 148 as required during the third quarter of fiscal 2003.

During November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This new Interpretation clarifies the accounting and disclosure requirements for certain types of guarantees. The Company plans to complete the adoption of this Interpretation as required during the third quarter of fiscal 2003. The adoption of this Interpretation is not expected to have a material impact on the Company's consolidated financial statements.

Item 4.  Controls and Procedures.

Included below in this report are the Certifications by the Chief Executive Officer and Chief Financial Officer required by the instructions to SEC Form 10-Q. In order to provide their certifications the CEO and the CFO have reviewed, as of January 22, 2003, the effectiveness of the Company's disclosure controls and procedures. These are the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely disclosure decisions regarding required disclosure. Based on their review, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective for the foregoing purposes. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on November 8, 2002, at the Napa Valley Marriott, Napa, California. Three matters were submitted to a vote of shareholders: election of directors; ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2003; and an amendment of the 1993 Equity Incentive Plan to extend the term of the plan by ten years to February 25, 2013.

Philip Greer, Anthony Greener and Bartlett Rhoades were nominated as Class A directors. 7,913,321 Class A shares were voted for Mr. Greer and 305,306 shares were withheld. 7,822,284 Class A shares were voted for Mr. Greener and 396,343 shares were withheld. 7,821,284 Class A shares were voted for Mr. Rhoades and 397,343 shares were withheld. Accordingly, Mssrs. Greer, Greener and Rhoades were re-elected as Class A directors.

Robert G. Mondavi, R. Michael Mondavi, Marcia Mondavi Borger, Timothy J. Mondavi, Frank E. Farella, Gregory M. Evans, John M. Thompson and Adrian Bellamy were nominated as Class B directors. 6,647,647 Class B shares were voted for each of them. Accordingly, each of the Class B nominees was re-elected to the Board.

74,358,087 votes were cast in favor of the ratification of PricewaterhouseCoopers LLP, 330,865 votes were cast against and 6,144 votes abstained. Accordingly, the selection of PricewaterhouseCoopers LLP as independent auditors was ratified.

68,913,302 votes were cast in favor of the ratification of the amendment to the 1993 Equity Incentive Plan, 3,984,108 votes were cast against and 18,101 votes abstained. Accordingly, the amendment of the plan was adopted as proposed.

Item 6.  Exhibits and Reports on Form 8-K.

                             1) Exhibits:
                                10.55  Amended and Restated 1993 Equity
                                Incentive Plan

                             2) Form 8-K:
                                No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE ROBERT MONDAVI CORPORATION


Dated:   February 14, 2003                  By      /s/ HENRY J. SALVO, JR.
                                              ---------------------------------
                                              Henry J. Salvo, Jr.
                                              Chief Financial Officer


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

                                Date:       February 14, 2003
                                            -----------------------


                                            /s/ GREGORY M. EVANS
                                            ------------------------------------
                                            Gregory M. Evans
                                            President / CEO

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

                                  Date:     February 14, 2003
                                            -------------------------


                                            /s/ HENRY J. SALVO, JR.
                                            ------------------------------------
                                            Henry J. Salvo, Jr.
                                            Executive Vice President / CFO