Form 10-Q
period 2003-03-31
MONDAVI ROBERT CORP
filed 2003-05-15
CIK 902276

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended       March 31, 2003
                               ---------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------      ----------

Commission File Number:         33-61516
                          ----------------------

                         THE ROBERT MONDAVI CORPORATION

          Incorporated under the laws      I.R.S. Employer Identification:
          of the State of California                94-2765451

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

As of April 30, 2003, there were issued and outstanding 9,667,652 shares of the issuer's Class A Common Stock and 6,646,734 shares of the issuer's Class B Common Stock.

--------------------------------------------------------------------------------

                                     PART I

Item 1. Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                            March 31,           June 30,
                                                                            ---------           --------
                                                                              2003                2002
                                                                              ----                ----
                                                                            Unaudited
Current assets:                                                             ---------
  Accounts receivable, net                                                $     82,484      $     92,555
  Inventories                                                                  426,103           388,574
  Prepaid expenses and other current assets                                     14,519            12,179
                                                                          ------------      ------------
           Total current assets                                                523,106           493,308

Property, plant and equipment, net                                             304,657           323,582
Investments in joint ventures                                                   28,286            27,220
Other assets                                                                    11,831            11,455
                                                                          ------------      ------------
           Total assets                                                   $    867,880       $   855,565
                                                                          ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft                                                          $      3,397      $      2,734
  Notes payable to banks                                                        27,500             4,400
  Accounts payable                                                              28,611            23,012
  Employee compensation and related costs                                       15,903            11,044
  Other accrued expenses                                                        19,160            21,126
  Current portion of long-term debt                                              8,972            12,568
                                                                          ------------      ------------
           Total current liabilities                                           103,543            74,884

Long-term debt, less current portion                                           279,473           316,169
Deferred income taxes                                                           26,038            24,039
Deferred executive compensation                                                  6,154             5,657
Other liabilities                                                                3,267             3,537
                                                                          ------------      ------------
           Total liabilities                                                   418,475           424,286
                                                                          ------------      ------------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock:
    Authorized--5,000,000 shares; issued and outstanding--no shares                - -               - -
  Class A Common Stock, without par value:
    Authorized--25,000,000 shares;
    issued and outstanding--9,667,652 and 9,566,102 shares                      95,164            93,827
  Class B Common Stock, without par value:
    Authorized--12,000,000 shares;
    issued and outstanding--6,646,734 and 6,647,647 shares                      10,676            10,677
Paid-in capital                                                                 11,458            11,025
Retained earnings                                                              334,264           317,915
Accumulated other comprehensive income (loss):
    Cumulative translation adjustment                                           (1,860)           (1,716)
    Forward contracts                                                             (297)             (449)
                                                                          ------------      ------------
           Total shareholders' equity                                          449,405           431,279
                                                                          ------------      ------------
           Total liabilities and shareholders' equity                     $    867,880      $    855,565
                                                                          ============      ============


                 See Notes to Consolidated Financial Statements.



                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited) (in thousands, except per share data)


                                                                              Three Months Ended             Nine Months Ended
                                                                              ------------------             -----------------
                                                                                   March 31,                       March 31,
                                                                                   ---------                       ---------
                                                                               2003           2002            2003           2002
                                                                               ----           ----            ----           ----

Revenues                                                                $    96,843    $   109,833     $   348,591     $  332,434
Less excise taxes                                                             4,679          5,543          16,727         16,130
                                                                        -----------     ----------     -----------     ----------
Net revenues                                                                 92,164        104,290         331,864        316,304
Cost of goods sold                                                           62,381         57,981         200,701        178,300
                                                                        -----------     ----------     -----------     ----------
Gross profit                                                                 29,783         46,309         131,163        138,004
Selling, general and administrative expenses                                 28,341         29,429          94,963         93,043
Gain on sale of assets                                                       (6,144)           - -          (6,144)           - -
Special charges                                                               3,394            - -           6,504         12,240
                                                                        -----------     ----------     -----------     ----------
Operating income                                                              4,192         16,880          35,840         32,721
Other income (expense):
  Interest                                                                   (5,508)        (5,877)        (16,020)       (16,440)
  Equity income (loss) from joint ventures                                     (489)         1,137           7,906          8,936
  Other                                                                        (803)            (7)         (1,775)          (643)
                                                                        -----------     ----------     -----------     ----------
Income (loss) before income taxes                                            (2,608)        12,133          25,951         24,574
Income tax provision (benefit)                                                 (965)         4,550           9,602          9,215
                                                                        -----------     ----------     -----------     ----------
Net income (loss)                                                       $    (1,643)    $    7,583      $   16,349     $   15,359
                                                                        ===========     ==========      ==========     ==========

Earnings (loss) per share-Basic                                         $      (.10)    $      .47      $     1.01     $      .96
                                                                        ===========     ==========      ==========     ==========

Earnings (loss) per share-Diluted                                       $      (.10)    $      .46      $     1.00     $      .94
                                                                        ===========     ==========      ==========     ==========


Weighted average number of shares outstanding-Basic                          16,290         16,093          16,246         16,056
                                                                        ===========     ==========     ===========     ==========

Weighted average number of shares outstanding-Diluted                        16,290         16,394          16,363         16,367
                                                                        ===========     ==========     ===========     ==========







                 See Notes to Consolidated Financial Statements.



                         THE ROBERT MONDAVI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                              Nine Months Ended
                                                                              -----------------
                                                                                  March 31,
                                                                                  ---------
                                                                           2003              2002
                                                                           ----              ----
Cash flows from operating activities:
  Net income                                                         $     16,349      $     15,359
  Adjustments to reconcile net income to net cash
    flows from operating activities:
    Deferred income taxes                                                     234            (4,685)
    Depreciation and amortization                                          17,729            16,931
    Equity income from joint ventures                                      (7,906)           (8,936)
    Distributions from joint ventures                                       9,388             9,792
    Special charges                                                         6,504            10,320
    Inventory and fixed asset write-downs                                   7,561             3,750
    Gain on sale of assets                                                 (6,144)              - -
    Other                                                                   1,476               367
    Changes in assets and liabilities:
      Accounts receivable, net                                             10,071            25,147
      Inventories                                                         (45,329)          (62,108)
      Other assets                                                            253             4,255
      Accounts payable and accrued expenses                                 8,119           (17,322)
      Deferred executive compensation                                         497               193
      Other liabilities                                                      (402)             (159)
                                                                     ------------      ------------
  Net cash flows from operating activities                                 18,400            (7,096)
                                                                     ------------      ------------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                           (16,320)          (26,109)
  Proceeds from sale of assets                                             17,454            12,327
  Contributions to joint ventures                                          (1,814)           (1,128)
  Increase in restricted cash                                              (1,023)             (381)
                                                                     ------------      ------------
  Net cash flows from investing activities                                 (1,703)          (15,291)
                                                                     ------------      ------------

Cash flows from financing activities:
  Book overdraft                                                              663             3,157
  Net borrowings (repayments) under credit lines                           (5,900)           25,100
  Principal repayments of long-term debt                                  (11,292)          (13,506)
  Proceeds from issuance of Class A Common Stock under
    stock option and employee stock purchase plans                          1,335             1,594
  Other                                                                    (1,503)           (1,147)
                                                                     ------------      ------------
  Net cash flows from financing activities                                (16,697)           15,198
                                                                     ------------      ------------

  Net change in cash and cash equivalents                                     - -            (7,189)
  Cash and cash equivalents at the beginning of the period                    - -             7,189
                                                                     ------------      ------------
  Cash and cash equivalents at the end of the period                 $        - -      $        - -
                                                                     ============      ============



                 See Notes to Consolidated Financial Statements.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2003, its results of operations for the three and nine month periods ended March 31, 2003 and 2002 and its cash flows for the nine month periods ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements. In addition, certain fiscal 2002 balances have been reclassified to conform with the current year presentation. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, on file at the Securities and Exchange Commission.

Earnings per share

Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their inclusion would have an antidilutive effect. These antidilutive securities, which consisted solely of stock options, stated as equivalent shares of common stock, amounted to 1,494,000 and 422,000, respectively, for the three months ended March 31, 2003 and 2002, and 1,145,000 and 431,000, respectively, for the nine months ended March 31, 2003 and 2002.

In computing basic earnings per share for all periods presented, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for all periods is identical to the computation of basic earnings per share except that the weighted-average shares outstanding (denominator) has been increased by 301,000 for the three months ended March 31, 2002, and by 117,000 and 311,000, respectively, for the nine months ended March 31, 2003 and 2002 to include the dilutive effect of stock options outstanding.

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

At March 31, 2003, the Company had outstanding forward exchange contracts, hedging primarily Australian purchases of software and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $13,761. Using exchange rates outstanding as of March 31, 2003, the U.S. dollar equivalent of the contracts totaled $14,179.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company uses the intrinsic value based method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 and its related Interpretations and no compensation cost has been recognized for its stock option plans or its employee stock purchase plan. The following table compares earnings as reported to pro forma earnings had compensation cost for the Company's stock option plans and employee stock purchase plan been determined based on the fair value at the grant date for awards under those plans.


                                                                    Three Months Ended           Nine Months Ended
                                                                    ------------------           -----------------
                                                                         March 31,                    March 31,
                                                                         ---------                    ---------
                                                                     2003         2002           2003           2002
                                                                     ----         ----           ----           ----
Net income (loss), as reported                                $   (1,643)   $    7,583     $   16,349     $   15,359
Deduct:  Total stock-based employee compensation expense
determined under fair value-based method for all awards, net
of tax effects                                                       789           778          2,447          2,332
                                                              -----------   ----------     ----------     ----------
Pro forma net income (loss)                                   $   (2,432)   $    6,805     $   13,902     $   13,027
                                                              ==========    ==========     ==========     ==========

Earnings (loss) per share
  Basic-as reported                                               $(0.10)        $0.47          $1.01          $0.96
  Basic-pro forma                                                 $(0.15)        $0.42          $0.86          $0.81
  Diluted-as reported                                             $(0.10)        $0.46          $1.00          $0.94
  Diluted-pro forma                                               $(0.15)        $0.42          $0.85          $0.80

For purposes of calculating compensation cost using the fair value-based method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003 and 2002, respectively: dividend yield of 0% for both years; expected volatility of 43% and 44%; risk-free interest rates of 3.18% and 3.77%; and expected lives of five years for both years. The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2003 and 2002 was $13.54 and $14.63 per share, respectively.

NOTE 2  INVENTORIES

Inventories consist of the following:
                                           March 31,         June 30,
                                             2003              2002
                                             ----              ----
Wine in production                     $    270,169      $    237,934
Bottled wine                                144,439           130,831
Crop costs and supplies                      11,495            19,809
                                       ------------      ------------
                                       $    426,103      $    388,574
                                       ============      ============

Inventories are valued at the lower of cost or market and inventory costs are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops are recorded as inventory and are recognized as wine inventory costs in the year in which the related crop is harvested. Included in inventory at March 31, 2003 and June 30, 2002, respectively, was $3,586 and $6,234 of inventory cost step-up remaining from applying purchase accounting to the fiscal year 2001 acquisition of Arrowood.

During the third quarter of fiscal 2003, the Company completed a review of its surplus wine inventory and concluded that the quality of some of its bulk wines had deteriorated to a level lower than the Company's quality standards. As a result, the Company recorded an inventory write-down of $7,561, adjusting the carrying value of these inventories to their estimated net realizable value based on anticipated sales on the bulk wine market. This inventory write-down was classified as cost of goods sold in the consolidated statements of operations.

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)


During the first quarter of fiscal 2002, the Company revised its volume growth expectations for fiscal year 2002 to reflect the continued economic slowdown and a significant decrease in on-premise (i.e., hotel and restaurant) sales. As a result of these lowered volume growth expectations, the Company recorded $3,750 in inventory and fixed asset write-downs during the first quarter of fiscal 2002 that were classified as cost of goods sold in the consolidated statements of operations.

NOTE 3  ASSETS HELD FOR SALE

During the second quarter of fiscal 2003, the Company completed a strategic business review of its brands and determined that certain of the Company's vineyard assets were no longer expected to fit its long-term grape sourcing needs or meet its long-term financial objectives. At that time, vineyard assets with a combined book value of $47,042 were identified for potential future sale. These assets are expected to be held and used while the Company develops a plan to sell the assets. As of December 31, 2002, the Company had agreed to sell one of its vineyard properties for an amount lower than its book value, less costs required to sell the property. As a result, the Company recorded an asset impairment charge of $3,110 during the second quarter of fiscal 2003, which was included in special charges in the consolidated statements of operations. The sale of this property was completed during the third quarter of fiscal 2003, at which time an additional $650 was recorded due to various purchase price and closing cost adjustments. This amount was also included in special charges in the consolidated statements of operations. In addition, the Company recorded a $6,144 gain on the sale of non-strategic assets during the third quarter of fiscal 2003. The Company believes that the carrying value of the remaining assets available for sale, amounting to $36,184 as of March 31, 2003, is recoverable and it does not exceed fair value.

NOTE 4  INVESTMENTS IN JOINT VENTURES

Investments in joint ventures are as follows:                                                   March 31, 2003       June 30, 2002
                                                                                                --------------       -------------
  Opus One                                                                                       $     10,568         $     12,680
  Chile                                                                                                 6,288                5,564
  Italy                                                                                                 6,035                4,918
  Ornellaia                                                                                             2,746                2,844
  Australia                                                                                             2,405                  823
  Other                                                                                                   244                  391
                                                                                                 ------------         ------------
                                                                                                 $     28,286         $     27,220
                                                                                                 ============         ============


The Company's interest in income and losses for each joint venture is equal to its ownership percentage. The Opus One joint venture is a general partnership, of which the Company has a 50% general partnership interest. The Chile joint venture is a corporation, of which the Company owns a 50% interest. The Ornellaia and Italy joint ventures are limited liability companies, of which the Company owns a 50% interest. The Australia joint venture operates through two entities: a limited liability company, of which the Company owns a 50% interest; and a general partnership, of which the Company has a 50% general partnership interest.

The condensed combined statements of operations of the joint ventures are summarized below. The Company's equity in net income (loss) of joint ventures differs from the amount that would be obtained by applying the Company's ownership interest to the net income of these entities due to the elimination of intercompany profit in inventory.

Statements of Operations
                                         Three Months Ended                                  Nine Months Ended
                                         ------------------                                  -----------------
                                             March 31,                                           March 31,
                                             ---------                                           ---------
                                       2003               2002                             2003              2002
                                       ----               ----                             ----              ----
Net revenues                       $     17,986        $     14,599                     $     74,085      $     70,848
Cost of goods sold                        8,807               6,874                           28,542            28,365
                                   ------------        ------------                     ------------      ------------
Gross profit                              9,179               7,725                           45,543            42,483
Other expenses                            8,462               5,484                           27,730            22,690
                                   ------------        ------------                     ------------      ------------
Net income                         $        717        $      2,241                     $     17,813      $     19,793
                                   ============        ============                     ============      ============

                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)


NOTE 5  OPERATIONAL CHANGES AND OTHER CHARGES

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and it requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred.

During the third quarter of fiscal 2003, the Company began implementing a number of significant changes in its business to improve its position in the competitive premium wine market. These changes included the centralization of all marketing and sales responsibilities and all California production and vineyard operations, a workforce reduction and the sale of non-strategic assets. During the quarter, the Company eliminated 35 positions, primarily general and administrative support staff, and recorded $1,157 in employee separation expenses that were included in special charges in the consolidated statements of operations. All of these employee separation payments are expected to be made prior to June 30, 2003. The Company also expects to eliminate up to an additional 20 positions by the end of the fiscal year.

During the third quarter of fiscal 2003, the Company completed a review of its internal vineyards and concluded that grapes from one of its vineyards were no longer expected to meet its quality standards and long-term financial objectives. As a result, the Company removed the grape vines from this vineyard and recorded a $1,587 write-down during the quarter, which was classified as special charges in the consolidated statements of operations.

During fiscal 2002, the Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. The Company eliminated 134 positions, reflecting all full-time and part-time positions that directly supported the project's operations. All of these positions were eliminated by December 31, 2001. As a result of this operational change, the Company recorded special charges totaling $12,240, or $0.47 per diluted share, during the first six months of fiscal 2002. The special charges included $10,320 in fixed asset write-offs, $842 in employee separation expenses and $909 in lease cancellation and contract termination fees. The fixed asset write-downs related primarily to leasehold improvements that were surrendered and therefore had no remaining value to the Company subsequent to the change in operations. All employee separation, lease cancellation and contract termination payments were made prior to June 30, 2002.

NOTE 6  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments designated as cash-flow hedges. Comprehensive income (loss) for the three and nine months ended March 31, 2003 and 2002 was as follows:


                                                                              Three Months Ended             Nine Months Ended
                                                                              ------------------             -----------------
                                                                                   March 31,                      March 31,
                                                                                   ---------                      ---------
                                                                             2003             2002          2003           2002
                                                                             ----             ----          ----           ----
Net income (loss)                                                         $  (1,643)       $  7,583      $  16,349      $  15,359
Foreign currency translation adjustment, net of tax                             (48)           (281)          (144)          (602)
Forward contracts, net of tax                                                    20              37            152            (21)
                                                                          ---------        --------      ---------      ---------

Comprehensive income (loss)                                               $  (1,671)       $  7,339      $  16,357      $  14,736
                                                                          =========        ========      =========      =========


                         THE ROBERT MONDAVI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)


NOTE 7  COMMITMENTS AND CONTINGENCIES

The Company maintains master lease facilities that provide the capacity to fund up to $186,087, of which $152,641 had been utilized as of March 31, 2003. The combined facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $130,944 as of March 31, 2003.

During January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Under this new Interpretation, the Company will be required to include in its consolidated financial statements the majority of the $152,641 of assets leased under its master lease facilities during the first quarter of fiscal 2004. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

The Company has contracted with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. These contracts range from one-year spot market purchases to longer-term agreements. While most of these contracts call for prices to be determined by market conditions, many long-term contracts also provide minimum grape or bulk wine purchase prices. The ultimate amount due under any of these contracts cannot be determined until the end of each year's harvest because the contracted amount varies based on vineyard grape yields, grape quality and grape market conditions.

Effective January 1, 2003, the Company completed the adoption of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This new Interpretation clarifies the accounting and disclosure requirements for certain types of guarantees. The adoption of this Interpretation did not have a material impact on the Company's consolidated financial statements.

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, results of its operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
Sales volume for the quarter decreased by 13.6% and net revenues decreased by 11.6%, reflecting intensifying competition in the premium wine industry resulting from a weak U.S. economy and an oversupply of grapes. The Company reported a net loss of $1.6 million, or $0.10 per diluted share, for the quarter ended March 31, 2003, compared to net income of $7.6 million, or $0.46 per diluted share, a year ago. The net loss for the quarter included pre-tax inventory write-downs, asset impairment charges and employee separation expenses totaling $7.6 million, $2.2 million and $1.2 million, respectively, which were partially offset by a pre-tax gain of $6.1 million on the sale of non-strategic fixed assets.

To improve the Company's position in this fiercely competitive market, management recently began implementing a number of significant changes in its business. These changes included the centralization of all marketing and sales responsibilities and all California production and vineyard operations, a workforce reduction and the sale of non-strategic assets. Management is also evaluating other potential changes in the Company's business, which could result in additional charges of up to as much as $10 million, the majority of which would likely occur during the fourth quarter of fiscal 2003.

RESULTS OF OPERATIONS

Third Quarter of Fiscal 2003 Compared to Third Quarter of Fiscal 2002

Net Revenues Net revenues decreased by 11.6%, reflecting a 13.6% decrease in sales volume to 2.0 million cases and a $1.8 million increase in promotional allowances that were partially offset by a $1.6 million increase in revenues from the sale of surplus bulk wine. The sales volume decrease during the quarter reflects intensifying competition in the premium wine industry resulting from a weak U.S. economy and an over supply of grapes.

Cost of Goods Sold Cost of goods sold increased by 7.6%, reflecting inventory write-downs totaling $7.6 million, a $1.8 million increase in the cost associated with surplus bulk wines sold, and the negative impact of balancing inventories by utilizing higher cost surplus wines in the Company's popular and super premium brands. These increases were partially offset by decreased sales volume.

Gross Profit The gross profit percentage decreased to 32.3% compared to 44.4% last year. Approximately 9.2% of the 12.1% decline in the gross profit percentage was due to the inventory write-downs and surplus wine sales.

Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by 3.7%, reflecting the favorable impact of cost cutting efforts that was partially offset by higher costs associated with changes in the Company's sales organization. The ratio of selling, general and administrative expenses to net revenues increased to 30.8% from 28.2% a year ago, reflecting the loss of sales volume leverage.

Gain on Sale of Assets The Company completed the sale of certain non-strategic fixed assets during the quarter, which resulted in a $6.1 million gain.

Special Charges During the third quarter of fiscal 2003, the Company recorded $3.4 million in special charges, reflecting $2.2 million in vineyard write-downs and $1.2 million in employee separation expenses. The vineyard write-downs were the result of the Company concluding that certain of its vineyards were no longer expected to meet the Company's quality standards and long-term financial objectives; and various purchase price and closing cost adjustments related to the completion of a vineyard sale during the quarter. The employee separation expenses were the result of the elimination of 35 positions, primarily general and administrative support staff, during the quarter. All of these employee separation payments are expected to be made prior to June 30, 2003.

Interest Interest expense decreased by $0.4 million, primarily reflecting a decrease in average borrowings outstanding that was partially offset by a $0.4 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects.

Equity Income (Loss) from Joint Ventures The Company reported an equity loss from joint ventures of $0.5 million compared to income of $1.1 million a year ago, reflecting a decrease in profits during the period from the Opus One and Italian joint ventures of $0.7 million and $0.4 million, respectively.

Income Tax Provision (Benefit) The Company's effective tax rate was 37.0% compared to 37.5% last year. The lower effective tax rate was primarily the result of an increase in certain manufacturing tax credits.

Net Income (Loss) and Earnings (Loss) Per Share As a result of the above factors, the Company reported a net loss of $1.6 million, or $0.10 per diluted share, compared to net income of $7.6 million, or $0.46 per diluted share, a year ago.


First Nine Months of Fiscal 2003 Compared to the First Nine Months of Fiscal
2002

Net Revenues Net revenues increased by 4.9%, reflecting a 4.6% increase in sales volume to 7.1 million cases and a $3.1 million increase in revenues from the sale of surplus bulk wines that were partially offset by a $7.5 million increase in promotional allowances.

Cost of Goods Sold Cost of goods sold increased by 12.6%, reflecting increased sales volume; higher inventory write-downs, which totaled $7.6 million and $3.8 million in fiscal 2003 and 2002, respectively; a $4.0 million increase in the cost associated with surplus bulk wines sold; and the negative impact of balancing inventories by utilizing higher cost surplus wines in the Company's popular and super premium brands.

Gross Profit The gross profit percentage decreased to 39.5% compared to 43.6% last year. Approximately 2.4% of the 4.1% decline in the gross profit percentage was due to increased inventory write-downs and surplus bulk wine sales.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased by 2.1%, reflecting a $1.6 million increase in advertising expenses and higher costs associated with changes in the Company's sales organization that were partially offset by the favorable impact of cost cutting efforts and the elimination of operating expenses associated with the Disney California Adventure project, which totaled $1.8 million in fiscal 2002. The ratio of selling, general and administrative expenses to net revenues decreased to 28.6% from 29.4% a year ago, reflecting the favorable impact of sales volume leverage.

Gain on Sale of Assets The Company completed the sale of certain non-strategic fixed assets during fiscal 2003, which resulted in a $6.1 million gain.

Special Charges During fiscal 2003, the Company recorded $6.5 million in special charges, reflecting $5.3 million in vineyard write-downs and $1.2 million in employee separation expenses. The vineyard write-downs were the result of the Company completing the sale of one of its non-strategic vineyard assets for an amount less than its book value and concluding that certain of its vineyards were no longer expected to meet the Company's quality standards and long-term financial objectives. The employee separation expenses were the result of the elimination of 35 positions, primarily general and administrative support staff, during the third quarter. All of these employee separation payments are expected to be made prior to June 30, 2003. The Company also expects to eliminate up to an additional 20 positions by the end of the fiscal year.

During fiscal 2002, the Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. The Company eliminated 134 positions, reflecting all full-time and part-time positions that directly supported the project's operations. All of these positions were eliminated by December 31, 2001. As a result of this operational change, the Company recorded special charges totaling $12.2 million or $0.47 per diluted share, during the first six months of fiscal 2002. The special charges included $10.3 million in fixed asset write-offs, $0.8 million in employee separation expenses and $0.9 million in lease cancellation and contract termination fees. The fixed asset write-downs related primarily to leasehold improvements that were surrendered and therefore had no remaining value to the Company subsequent to the change in operations. All employee separation, lease cancellation and contract termination payments were made prior to June 30, 2002.

Interest Interest expense decreased by $0.4 million, primarily reflecting a decrease in average borrowings outstanding that was partially offset by a $1.4 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects.

Equity Income (Loss) from Joint Ventures Equity income from joint ventures decreased by $1.0 million, reflecting a decrease in profits during the period from the Opus One and Italian joint ventures of $0.7 million and $0.6 million, respectively.

Income Tax Provision The Company's effective tax rate was 37.0% compared to 37.5% last year. The lower effective tax rate was primarily the result of an increase in certain manufacturing tax credits.

Net Income and Earnings Per Share As a result of the above factors, net income totaled $16.3 million, or $1.00 per diluted share, compared to $15.4 million, or $0.94 per diluted share, a year ago.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a book overdraft, representing the float on outstanding checks, of $3.4 million at March 31, 2003, compared to a book overdraft of $2.7 million at June 30, 2002. Cash provided by operations totaled $18.4 million, reflecting net income of $16.3 million, adjustments to reconcile net income to net cash flows from operating activities totaling $28.8 million, a $10.1 million decrease in accounts receivable and an $8.1 million increase in accounts payable, which were partially offset by a $45.3 million increase in inventories. Cash used in investing activities totaled $1.7 million, reflecting $16.3 million in purchases of property, plant and equipment and vineyard development costs, $17.5 million in proceeds from the sale of non-strategic assets and $1.8 million in contributions to joint ventures. Cash used in financing activities totaled $16.7 million, primarily reflecting net repayments of debt.

The Company maintains master lease facilities that provide the capacity to fund up to $186.1 million, of which $152.6 million had been utilized as of March 31, 2003. The facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $130.9 million as of March 31, 2003. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

The Company has unsecured long-term credit lines that have maximum credit availability of $150.0 million and expire on December 14, 2004. The Company had $8.0 million outstanding under its long-term credit lines as of March 31, 2003.

The Company also has the ability to borrow up to $35.0 million under an uncommitted credit facility with a bank. The Company may request advances under this credit facility, and if approved by the bank, the advance must be repaid in no more than 180 days from the date of the advance. The Company had $27.5 million outstanding under this credit facility as of March 31, 2003.

NEW ACCOUNTING PRONOUNCEMENT

During January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Under this new Interpretation, the Company will be required to include in its consolidated financial statements the majority of the $152.6 million of assets leased under its master lease facilities during the first quarter of fiscal 2004. The Company is currently evaluating the accounting and financing implications of this new Interpretation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes from the items disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, on file at the Securities and Exchange Commission.

Item 4. Controls and Procedures.

Included below in this report are the Certifications by the Chief Executive Officer and Chief Financial Officer required by the instructions to SEC Form 10-Q. In order to provide their certifications the CEO and the CFO have reviewed, as of April 23, 2003, the effectiveness of the Company's disclosure controls and procedures. These are the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely disclosure decisions regarding required disclosure. Based on their review, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective for the foregoing purposes. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


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

Item 6. Exhibits and Reports on Form 8-K.

          1)   Exhibits: None.

          2)   Form 8-K:

                    A Current Report on Form 8-K was filed on March 27, 2003, in which the Company lowered its earnings forecast for the remainder of its fiscal year and announced a number of changes to its business to increase top line growth, reduce product and operating costs, and increase asset efficiency.

                    A Current Report on Form 8-K was filed on April 24, 2003, in which the Company announced results for its third quarter of fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE ROBERT MONDAVI CORPORATION


Dated:     May 15, 2003                 By /s/ HENRY J. SALVO, JR.
                                           ----------------------------------
                                           Henry J. Salvo, Jr.
                                           Chief Financial Officer

                           Forward-looking Statements
                           --------------------------
The above Form 10-Q and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, anticipated future investment in vineyards and other capital projects, the premium wine grape market and the premium wine industry generally. Actual results may differ materially from the Company's present expectations. Among other things, a soft economy, a downturn in the travel and entertainment sector, risk associated with conflict in the Middle East, reduced consumer spending, or changes in consumer preferences could reduce demand for the Company's wines. Similarly, increased competition or changes in tourism to our California properties could affect the Company's volume and revenue growth outlook. The supply and price of grapes, the Company's most important raw material, are beyond the Company's control. A shortage of grapes might constrict the supply of wine available for sale and cause higher grape costs that put more pressure on gross profit margins. A surplus of grapes might allow for greater sales and lower grape costs, but it might also result in more competition and pressure on selling prices or marketing spending. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, on file with the Securities and Exchange Commission. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.

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

                                Date:    May 15, 2003
                                         -----------------------------


                                         /s/ GREGORY M. EVANS
                                         -----------------------------
                                         Gregory M. Evans
                                         President / CEO

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

                                Date:    May 15, 2003
                                         -----------------------------


                                         /s/ HENRY J. SALVO, JR.
                                         ------------------------------
                                         Henry J. Salvo, Jr.
                                         Executive Vice President / CFO