Form 10-K
period 2003-06-30
MONDAVI ROBERT CORP
filed 2003-09-26
CIK 902276

________________________________________________________________________________


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   _________________________________________


    For the Fiscal Year Ended                   Commission File Number:
          June 30, 2003                               33-61516

                         THE ROBERT MONDAVI CORPORATION

  Incorporated under the laws                 I.R.S. Employer Identification:
  of the State of California                         94-2765451


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
                                 _____________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                Yes  X          No
                   ------         ------

The aggregate market value of the Registrant's voting stock held by non-affiliates was $297,804,000 as of December 31, 2002 (the last business day of the Registrant's most recently completed second quarter).

As of September 15, 2003 there were issued and outstanding (i) 9,837,638 shares of the Registrant's Class A Common Stock and (ii) 6,521,734 shares of the Registrant's Class B Common Stock.

                       Documents Incorporated By Reference

Portions of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on December 12, 2003 are incorporated by reference into Part III of this report.
________________________________________________________________________________

                                     PART I

ITEM  1. BUSINESS

Introduction
As used herein, unless the context indicates otherwise, the "Company" shall mean The Robert Mondavi Corporation and its consolidated subsidiaries. The Robert Mondavi Corporation was incorporated under the laws of California in 1981 as a successor to Robert Mondavi Winery, formed as a California Corporation in 1966. The Company's principal executive offices are located at 7801 St. Helena Highway, Oakville, California 94562. Its telephone number is (707) 259-9463. Its internet address is www.RobertMondavi.com.

The Company makes available, free of charge, on its Internet website, its annual report to the Securities and Exchange Commission (SEC) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Amendments to those reports, as soon as reasonably practicable after they are electronically filed with the SEC.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Controller and other employees. The Company has posted the text of its code of ethics on its Internet website at www.RobertMondavi.com. The Company intends to satisfy the SEC's disclosure requirements regarding a future amendment to, or a waiver from, a provision of its code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions, by posting the information on the Company's website.

Business
The Company is a leading producer and marketer of premium table wines. It operates in one business segment. Its core brands include Robert Mondavi Winery, Robert Mondavi Private Selection and Woodbridge. Woodbridge accounted for 75% by volume and 57% by net revenue of the Company's sales in fiscal 2003.

The Company's smaller wineries include Byron in Santa Maria and Arrowood in Sonoma, as well as four international joint ventures. The Company produces Opus One in partnership with the Baron Philippe de Rothschild of Chateau Mouton Rothschild of Bordeaux, France; Luce, Lucente, Danzante and Ornellaia in partnership with Marchesi de'Frescobaldi of Tuscany, Italy; Sena, Arboleda and Caliterra in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile; and Talomas and Kirralla in partnership with the Robert Oatley family and Southcorp Limited.

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

Marketing and Distribution
The Company has a sales force of approximately 200 employees. Its wines are available through all principal retail channels for premium table wine, including fine restaurants, hotels, specialty shops, supermarkets and club stores in all fifty states of the United States of America and 90 countries throughout the world. Sales of the Company's products outside the United States of America accounted for approximately 8% of net revenues in fiscal 2003.

The Company's wines are primarily sold to distributors, who then sell to retailers and restaurateurs. Domestic sales of the Company's wines are made to more than 100 independent wine and spirits distributors. International sales are made to independent importers and generally are arranged through brokers.

The Company's wines are distributed in California, Florida, Pennsylvania, Nevada, Hawaii, Kentucky, Illinois and New Mexico by Southern Wine & Spirits, a large national beverage distributor. Sales to Southern Wine & Spirits nationwide represented approximately 32%, 29% and 28% of the Company's gross revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Sales to the Company's 15 largest distributors represented 65% of the Company's gross revenues in fiscal 2003. The distributors used by the Company also offer premium table wines of other companies that directly compete with the Company's products.

Sales of the Company's wines in California accounted for 17%, 19% and 21% of the Company's gross revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Other major domestic markets include Florida, New York, Texas, New Jersey, Massachusetts, Illinois and Pennsylvania where annual sales represented collectively 33%, 31% and 28% of the Company's gross revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Grape Supply
The Company controls approximately 8,850 acres of vineyards in the top winegrowing regions of California, including Napa Valley, Lodi, Mendocino County, Monterey County, San Luis Obispo County, Santa Maria Valley, Santa Barbara County and Sonoma County. Approximately 8,500 acres of the Company-controlled vineyards are currently planted. In addition, the Company's joint ventures control approximately 1,725 acres of vineyards in the top winegrowing regions of Chile, Italy and California.

In fiscal 2003, approximately 10% of the Company's total grape supply came from Company-controlled vineyards, including approximately 68% of the grape supply for wines produced at the Robert Mondavi Winery in Oakville.

The Company purchases the balance of its California grape supply from approximately 220 independent growers, including approximately 40 growers in the Napa Valley. The grower contracts range from one-year spot market purchases to intermediate and long-term agreements.

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

Employees
The Company employs approximately 958 regular, full-time employees. The Company also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of the Company's employees are represented by a labor union and the Company believes that its relationship with its employees is good.

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

Risk of Consumer Spending
Wine sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, the deductibility of business entertainment expenses under federal and state tax laws and consumer confidence in future economic conditions. A substantial part of the Company's wine sales is concentrated in California and, to a lesser extent, the states of Florida, New York, Texas, New Jersey, Massachusetts, Illinois and Pennsylvania. Changes in consumer spending in these and other regions can affect both the quantity and the price of wines that customers are willing to purchase at restaurants or through retail outlets. For example the Company's sales revenues and profits have declined since fiscal 2001 as a result of the recent recession and the depressed state of the travel and hotel industries in the wake of the events that occurred on September 11, 2001. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on its ability to increase prices and increased levels of selling and promotional expenses.

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

The Company's cash requirements also fluctuate, generally peaking during December and March each year as a result of harvest costs and the timing of contractual payments to grape growers.

Reliance on Key Personnel
The Company believes that its continued success is linked to the active involvement of the Robert Mondavi family and the retention of its senior, non-family executives. The loss of the services of key members of the Robert Mondavi family or key executives could have a material adverse effect on the Company's business. The Company's continued success will depend on its ability to retain its key executives and on its ability to attract highly-skilled personnel in the future.

Agricultural Risks
Winemaking and grape growing are subject to a variety of agricultural risks. Various diseases, pests, drought, frosts and certain other weather conditions can materially and adversely affect the quality and quantity of grapes available to the Company, thereby materially and adversely affecting the supply of the Company's products and its profitability.

The Company has had limited experience with Pierce's Disease, a disease that destroys individual grapevines and for which there is currently no known cure. Recently, a new carrier of Pierce's Disease, the glassy-winged sharpshooter, has infected vineyards in Southern California. If this pest migrates north to the Company's vineyards, it could greatly increase the incidence of Pierce's Disease and materially and adversely affect the Company's future grape supply. The Company is unaware of any incidents of the glassy-winged sharpshooter on or near Company vineyards.

In the late 1980's phylloxera, a pest which feeds on the roots of grapevines causing grape yields to decrease, infested many Napa Valley vineyards planted with AXR-1 rootstock, which has turned out to be nonresistant. The Company was forced to replant most of its Napa Valley vineyards at a cost of approximately $26 million over 10 years.

It generally takes 3-5 years for a replanted vineyard to bear grapes in commercial quantities. The strain of phylloxera (phylloxera-B) that infested Napa Valley vineyards was generally unknown prior to 1983. There can be no assurance that rootstocks the Company is now using to plant vineyards will not in the future become susceptible to current or new strains of phylloxera, plant insects or diseases such as Pierce's Disease or Fan Leaf.

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

The wine industry is subject to extensive regulation by state and federal agencies. The Federal Alcohol and Tobacco Tax and Trade Bureau (TTB) and the various state liquor authorities regulate such matters as licensing requirements, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. For example, it is the current policy of the TTB that any statements made by a wine producer promoting the potential health benefits of wine must be balanced and must include appropriate statements regarding the known harmful effects of alcohol use. In recent years, federal and state regulators have required warning labels and signage. There can be no assurance that new or revised regulations or increased licensing fees and requirements will not have a material adverse effect on the Company's business and its results of operations and its cash flows.

Future expansion of the Company's existing facilities and development of new vineyards and wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. Availability of water and requirements for handling waste water can limit growth. Napa, Sonoma and Santa Barbara counties impose significant growth restrictions which could become more stringent in the future. Most of the Company's Napa Valley vineyard acreage is zoned as "Agricultural Preserve" which places significant restrictions on the use of that property. Accordingly, the Company may be unable to realize the full value of its real estate either by expanding its current facilities or vineyards or by selling the land for other, potentially more profitable purposes in the future.

Dependence on Distribution Channels
The Company sells its products principally to distributors for resale to restaurants and retail outlets. Sales to the Company's largest distributor and sales to the Company's 15 largest distributors represented 32% and 65%, respectively, of the Company's gross revenues during fiscal 2003. Sales to the Company's 15 largest distributors are expected to continue to represent a substantial majority of the Company's gross revenues. The Company's arrangements with its distributors may, generally, be terminated by either party with prior notice. In a few states, including Florida and Massachusetts, a distributor may be terminated by the Company only for "cause" as defined in the applicable state statutes. The replacement or poor performance of the Company's major distributors or the Company's inability to collect accounts receivable from its major distributors could materially and adversely affect the Company's results of operations, its financial condition and its cash flows. The Company has in the past several years made distribution changes in several important markets including Massachusetts, New York, Illinois and Idaho.

Wine distribution channels have been characterized in recent years by rapid change, including consolidations of certain distributors. For example, in California there are now only two major statewide distributors, each of which represents a significant number of competing premium wine brands. Distributors and retailers of the Company's products often offer wines which compete directly with the Company's products for shelf space and the consumer dollar. Accordingly, there is a risk that these distributors or retailers may give higher priority to products of the Company's competitors. There can be no assurance that the distributors and retailers used by the Company will continue to purchase the Company's products or provide the Company's products with adequate levels of promotional support.

Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

Leverage Risks and Capital Requirements
The premium wine industry is a capital intensive business, due primarily to the lengthy aging and processing cycles involved in premium wine production. Historically, the Company has financed its operations and capital spending principally through borrowings, as well as through internally generated funds. As of June 30, 2003, the Company's total indebtedness was $298.2 million. The Company expects this indebtedness to increase by approximately $121 million in the first quarter of fiscal year 2004 when it includes in its consolidated financial statements assets, principally related to vineyards, and liabilities leased under master lease facilities, in accordance with Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (refer to "Off-Balance Sheet Arrangements" in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations). The Company projects continued capital spending over the next several years to expand production capacity, purchase barrels and complete its vineyard development. Management believes that the Company will support its operating and capital needs through internally generated funds, but will require short-term borrowings to support seasonal and quarterly fluctuations in cash requirements.

The Company's leverage has several important consequences to holders of Common Stock, including the following: (i) the Company has significant interest and principal repayment obligations requiring the expenditure of substantial amounts of cash; (ii) the Company's earnings would be adversely affected by increases in interest rates; (iii) there is no assurance that the Company will be able to obtain financing when required or that such financing will be available on reasonable terms; and (iv) the Company's existing senior debt restricts its ability to pay dividends on its Common Stock. The Company's substantial leverage could also limit its ability to withstand competitive pressure and adverse economic conditions (including a downturn in its business or increased inflation or interest rates) or to take advantage of significant business opportunities, such as attractive acquisitions or joint ventures, which may arise.

Risks From New Taxes and Tariffs
On January 1, 1991, the federal excise tax on table wine increased by over 500% from $0.41 per case to $2.55 per case. Various states, including California, also impose excise taxes on wine. Further increases in excise taxes on wine, if enacted, could materially and adversely affect the financial results of the Company. Imposition of foreign tariffs on wine could also adversely affect the Company.

Competitive Risks
The premium segment of the wine industry is intensely competitive. The Company's table wines compete primarily in the U.S., as well as in 90 countries around the world, with premium and other wines produced in the United States of America, Europe, South Africa, South America, Australia and New Zealand. Domestic competitors in the popular-premium and super-premium segments include Brown-Forman (Fetzer), Constellation Brands (Estancia, Vendange, Blackstone, BRL Hardy), Diageo (Beaulieu Vineyards), Kendall-Jackson, and the Wine Group (Glen Ellen). Foreign competitors include Southcorp (Rosemount, Lindemans, Penfolds) and Fosters (Beringer Blass Wine Estates). The Company's higher-priced wines compete with several hundred smaller California wineries, generally from Napa or Sonoma County, and with numerous foreign vintners, that produce premium wines. In recent years some very large producers of primarily generic wines such as Gallo have introduced varietal wines in the growing premium wine market. A result of this intense competition has been and may continue to be upward pressure on the Company's selling and promotional expenses. In addition, due to competitive factors, the Company may not be able to increase prices of its wines, and in particular its Napa Valley wines, to keep pace with rising farming, winemaking, selling and promotional costs. The Company's wines also compete with other alcoholic and non-alcoholic beverages for shelf space in retail stores and for marketing focus by the Company's independent distributors, all of which also carry other wine or beverage brands. Many of the Company's domestic and international competitors have significantly greater resources than the Company. There can be no assurance that in the future the Company will be able to successfully compete with its current competitors or that it will not face greater competition from other wineries and beverage manufacturers.

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

Control By Robert Mondavi Family
The Company has two classes of common stock, Class A owned by the public, and Class B owned by the Robert Mondavi family. At September 15, 2003, the family owned approximately 40% of the economic interest and about 87% of the voting power of the Company. So long as the Class B shareholders hold at least 12.5% of the combined outstanding shares of Class A and Class B common stock, they will be entitled to elect 75% of the Board of Directors. The family's voting control is also a formidable obstacle to an unsolicited takeover of the Company.

Mr. Robert Mondavi has made charitable commitments, which he intends to satisfy by gifts of stock. Sales of stock by the recipient charities, or stock sales by other family members, could adversely affect the price of the Class A common stock. Members of the Robert Mondavi family and members of non-family management own options to purchase Class A common stock, which, if they are exercised, will dilute the financial interest of other shareholders. For a further discussion of the Company's stock option plans, see Note 11 of Notes to Consolidated Financial Statements.

ITEM  2. PROPERTIES

The Company owns and operates four wineries in California, with total annual production capacity of approximately 11.8 million cases, including Robert Mondavi Winery, Woodbridge, Arrowood and Byron. The Opus One joint venture owns and operates the Opus One winery in Oakville, California. The Ornellaia joint venture owns and operates the Ornellaia winery in Bolgheri, Italy. The Caliterra joint venture owns and operates the Arboleda winery in Chile. The other joint ventures utilize wineries and vineyards of the partners. The Company leases its central warehouse and distribution facility in Lodi, California. For information regarding the Company's vineyards, see "Grape Supply" under Item 1 above.

The Company also leases office space in Napa, California, and several cities throughout the United States of America and abroad. The Company believes that its current facilities, leased and owned, are adequate for its current needs.

ITEM  3. LEGAL PROCEEDINGS

The Company is subject to litigation in the ordinary course of its business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, results of its operations or its cash flows.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's fourth quarter ended June 30, 2003.

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

The Company's Class A Common Stock trades on the NASDAQ National Market System under the symbol "MOND." There is no established trading market for the Company's Class B Common Stock. The following table sets forth the high and low closing prices of the Class A Common Stock for the periods indicated.

                                                                                            High             Low
                                                                                      ----------------------------------
Year Ended June 30, 2003
Fourth quarter........................................................................    $  26.89        $  20.15
Third quarter.........................................................................    $  32.45        $  20.06
Second quarter........................................................................    $  36.20        $  28.40
First quarter.........................................................................    $  34.25        $  30.05

Year Ended June 30, 2002
Fourth quarter........................................................................    $  39.30        $  32.00
Third quarter.........................................................................    $  39.50        $  35.89
Second quarter........................................................................    $  39.04        $  30.18
First quarter.........................................................................    $  44.08        $  35.38

The Company has never declared or paid dividends on its common stock and anticipates that all earnings will be retained for use in its business. The payment of any future dividends will be at the discretion of the Board of Directors and will continue to be subject to certain limitations and restrictions under the terms of the Company's indebtedness to various institutional lenders, including a prohibition on the payment of dividends without the prior written consent of such lenders. As of June 30, 2003 there were 2,034 registered shareholders.



ITEM  6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                                          Year Ended June 30,
                                                  ---------------------------------------------------------------------
 (In thousands, except ratios, per share
 and per case data)                                 2003          2002           2001           2000          1999
                                                  ---------------------------------------------------------------------
 INCOME STATEMENT DATA
 Net revenues..................................   $   452,673   $   441,358    $   480,969    $   407,266   $   356,456
 Gross profit..................................       174,465       192,338        216,230        180,773       151,055
 Operating income..............................        42,361        54,338         83,734         76,158        60,626
 Net income....................................        17,327        25,516         43,294         41,585        30,783
 Earnings per share - diluted..................   $      1.06   $      1.56    $      2.65    $      2.60   $      1.94

 As a percent of net revenues:
   Gross profit................................         38.5%         43.6%          45.0%          44.4%         42.4%
   Operating income............................          9.4%         12.3%          17.4%          18.7%         17.0%
   Net income..................................          3.8%          5.8%           9.0%          10.2%          8.6%

 BALANCE SHEET DATA
 Current assets................................   $   504,384   $   493,308    $   480,900    $   383,482   $   353,851
 Total assets..................................       848,836       855,565        864,358        734,943       629,265
 Current liabilities...........................        70,943        74,884         93,570         75,410        56,086
 Total liabilities.............................       396,452       424,286        461,889        386,775       324,859
 Shareholders' equity..........................       452,384       431,279        402,469        348,168       304,406
 Working capital...............................       433,441       418,424        387,330        308,072       297,765
 Total debt....................................       298,169       335,871        367,593        310,592       254,010

 Current ratio.................................           7.1           6.6            5.1            5.1           6.3
 Total debt to capital.........................         39.7%         43.8%          47.7%          47.1%         45.4%

 CASH FLOW DATA
 Cash flows from operating activities..........   $    40,885   $    33,699    $     5,338    $    31,912   $    31,199
 Cash flows from investing activities..........        (3,209)      (10,742)       (64,321)       (91,546)      (51,175)
 Cash flows from financing activities..........       (36,337)      (30,146)        63,170         58,092        21,837

 NON-GAAP DATA (1)
 Earnings before interest & taxes..............   $    48,946   $    62,888    $    91,803    $    83,630   $    64,257
 As a percentage of net revenues...............         10.8%         14.2%          19.1%          20.5%         18.0%

 OPERATING DATA
 Cases sold (9-liter equivalent)...............         9,699         9,375          9,929          8,684         7,647
 Net revenues per case.........................   $     46.67   $     47.08    $     48.44    $     46.90   $     46.61


(1) The Company calculates earnings before interest & taxes (EBIT) by adding back its provision for income taxes and interest expense to net income, in effect adding to operating income the results of its joint ventures (see table below). The Company's joint venture interests are accounted for as investments under the equity method of accounting. Accordingly, the Company's share of its joint ventures' results are reflected in "equity income from joint ventures", below the operating income line, in the Consolidated Statements of Income. The Company has presented EBIT and EBIT as a percentage of net revenues in this table because management and certain investors find it useful when comparing the Company's operating results to operating results of companies that do not use the equity method of accounting or do not employ joint ventures as part of their business strategy. EBIT is not a measure of operating performance computed in accordance with generally accepted accounting principles (GAAP) and should not be considered a substitute for operating income, net income or cash flows compared in conformity with GAAP. In addition, EBIT may not be comparable to similarly titled financial measures used by other entities.

 Net income....................................   $    17,327   $    25,516    $    43,294    $    41,585   $    30,783
 Provision for income taxes....................        10,177        15,310         27,098         26,004        19,257
 Interest expense..............................        21,442        22,062         21,411         16,041        14,217
                                                  -----------   -----------    -----------    -----------   -----------
 Earnings before interest & taxes (EBIT).......   $    48,946   $    62,888    $    91,803    $    83,630   $    64,257
                                                  ===========   ===========    ===========    ===========   ===========

 As a percent of net revenues:
   Net income..................................          3.8%          5.8%           9.0%          10.2%          8.6%
   Provision for income taxes..................          2.2%          3.5%           5.6%           6.4%          5.4%
   Interest expense............................          4.8%          4.9%           4.5%           3.9%          4.0%
                                                  -----------   -----------    -----------    -----------   -----------
   Earnings before interest & taxes (EBIT).....         10.8%         14.2%          19.1%          20.5%         18.0%
                                                  ===========   ===========    ===========    ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Forward Looking Statements
This discussion and other information provided from time to time by the Company contain historical information as well as forward looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, anticipated future investment in vineyards and other capital projects, the premium wine grape market and the premium wine industry generally. Actual results may differ materially from the Company's present expectations. Among other things, a soft economy, a downturn in the travel and entertainment sector, risk associated with continued world wide conflicts, reduced consumer spending, or changes in consumer preferences could reduce demand for the Company's wines. Similarly, increased competition or changes in tourism to the Company's California properties could affect the Company's volume and revenue growth outlook. The supply and price of grapes, the Company's most important raw material, is beyond the Company's control. A shortage of grapes might constrict the supply of wine available for sale and cause higher grape costs that put more pressure on gross profit margins. A surplus of grapes might allow for greater sales and lower grape costs, but it might also result in more competition and pressure on selling prices or selling and marketing spending. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending, which in turn could impact the Company's profit margins. For these and other reasons, no forward looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.

Overview
The Company is a leading producer and marketer of premium table wines. The Company operates in one business segment (premium table wine). Its core brands include Robert Mondavi Winery, Robert Mondavi Private Selection, and Woodbridge. The Company's smaller wineries include Byron in Santa Maria and Arrowood in Sonoma, as well as four international joint ventures. The Company produces Opus One in partnership with the Baron Philippe de Rothschild of Chateau Mouton Rothschild of Bordeaux, France; Luce, Lucente, Danzante and Ornellaia in partnership with Marchesi de'Frescobaldi of Tuscany, Italy; Sena, Arboleda and Caliterra in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile; and Talomas and Kirralla in partnership with the Robert Oatley family and Southcorp Limited.

Sales volume for the fiscal year ended June 30, 2003 increased by 3.5% to 9.7 million cases and net revenues increased by 2.6% to $452.7 million, driven primarily by volume growth in the Robert Mondavi Private Selection and Woodbridge brands. Net revenues per case declined from $47.08 to $46.67 as a result of more expensive sales incentives, which are recorded as a reduction of revenues. The Company reported net income of $17.3 million, or $1.06 per share-diluted, for the year ended June 30, 2003, compared to net income of $25.5 million, or $1.56 per share-diluted, a year ago. The reduction in net income from fiscal 2002 is detailed below in the Results of Operations discussion, but can be primarily linked to intense competition in the premium wine industry resulting from a weak U.S. economy and an oversupply of grapes. To improve the Company's position in this fiercely competitive market, during the third fiscal quarter the Company began implementing a number of significant changes to its business. The changes included the centralization of all marketing and sales responsibilities and all California production and vineyard operations, a workforce reduction and the sale of non-strategic assets. As a result of these changes and current and expected market conditions, the Company's current results include pre-tax bulk wine inventory write-downs, employee separation expenses, grape contract buyouts, and vineyard write-downs totaling $11.6 million, $4.1 million, $1.2 million and $5.3 million, respectively, which were partially offset by pre-tax gains of $7.3 million on the sale of non-strategic fixed assets.

Key Accounting Matters
Under GAAP purchase accounting rules, purchase price is allocated to the assets and liabilities of the acquired company based on estimated fair market values at the time of the transaction. In connection with the Company's acquisition of Arrowood Vineyards & Winery (Arrowood) and its acquisition of an interest in Tenuta dell'Ornellaia (Ornellaia), the Company has recorded inventory at fair market value, which exceeded original book value. The Company refers to the difference between fair market value and the original book value as inventory step-up. When the inventory acquired is subsequently sold in the normal course of business, costs of the inventory, including inventory step-up charges, are charged to cost of goods sold. Inventory step-up charges related to Arrowood recorded in cost of goods sold totaled $3.4 million and $4.0 million for the years ended June 30, 2003 and 2002, respectively. Inventory step-up charges related to Ornellaia recorded in equity income from joint ventures totaled $1.8 million and $2.4 million for the years ended June 30, 2003 and 2002, respectively.

The Company's joint venture interests are accounted for as investments under the equity method of accounting. Accordingly, the Company's share of its joint ventures' results is reflected in Equity Income from Joint Ventures and Investments in Joint Ventures on the Consolidated Statements of Income and Consolidated Balance Sheets, respectively. The Company also imports wines under importing and marketing agreements with certain of its joint ventures and their affiliates. Under the terms of these agreements, the Company purchases wine for resale in the United States and Europe. Revenues and expenses related to importing and selling these wines are included in the appropriate sections of the Consolidated Statements of Income.

The Company has stock option plans and an employee stock purchase plan. The Company accounts for these plans using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25 and its related Interpretations. Accordingly, no compensation cost has been recognized for the Company's stock option plans or its employee stock purchase plan. For a further discussion of the Company's stock option plans, see Note 11 of Notes to Consolidated Financial Statements.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policies, which management has discussed with the Audit Committee of the Board of Directors, affect its more significant estimates and judgments used in the preparation of its consolidated financial statements:

Accounting for Promotional Activities - The Company records the cost of price promotions, rebates and coupon programs as reductions of revenue. A number of these programs are volume related with accruals established at period end based on assumptions about expected payout determined from analysis of the programs offered, historical trends and experience with payment patterns associated with similar programs previously offered. Different assumptions would cause a material change in the Company's reported revenues.

Allowance for Doubtful Accounts - The Company determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. Changes in the financial condition of the Company's major customers could result in significant accounts receivable write-offs. The Company's allowance for doubtful accounts at June 30, 2003 and 2002 totaled $0.5 million.

Inventory Valuation - The Company continually assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. Net realizable value is estimated using historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required. The Company's reserve for inventory write-downs at June 30, 2003 and 2002 totaled $2.7 million and $2.4 million, respectively.

Deferred Tax Assets Valuation Allowance - The Company records a valuation allowance related to deferred tax assets if, based on the weight of the available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance, an adjustment to the carrying value of the deferred tax assets would be charged to income if the Company determined that it would not be able to realize all or part of its net deferred tax assets in the future. The Company has concluded that it is more likely than not that all of its deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance has been recorded at June 30, 2003 and 2002.

Impairment of Intangible Assets - The Company has goodwill and licenses associated with business acquisitions. The Company reviews these assets for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If the fair value of these assets is less than their carrying value, then an impairment loss would be recognized equal to the excess of the carrying value over the fair value of the asset. Goodwill and licenses at June 30, 2003 and 2002 totaled $3.3 million and $3.7 million, respectively.

Self Insurance - The Company's liabilities for its self insured medical plan and high-deductible workers' compensation plan are estimated based on the Company's historic claims experience, estimated future claims costs, and other factors. Changes in key assumptions may occur in future periods, which could result in changes to related insurance costs. The Company's accrued liability for its self-insured plans' at June 30, 2003 and June 30, 2002 totaled $2.1 million and $1.3 million, respectively.

Contingencies - The Company is subject to litigation and other contingencies in the ordinary course of business. Liabilities related to commitments and contingencies are recognized when a loss is probable and reasonably estimable.

Seasonality and Quarterly Results
The Company has historically experienced and expects to continue experiencing seasonal and quarterly fluctuations in its net revenues, gross profit, equity income from joint ventures, and net income. Sales volume tends to increase in advance of holiday periods, before price increases go into effect, and during promotional periods. Sales volume tends to decrease if distributors begin a quarter with larger than normal inventory levels. The timing of releases for certain luxury wines can also have a significant impact on quarterly results. The following table sets forth certain financial highlights for each of the Company's last eight fiscal quarters:

                                     Fiscal 2003 Quarter Ended                      Fiscal 2002 Quarter Ended
                           ----------------------------------------------  ---------------------------------------------
(In millions)                Sep. 30    Dec. 31    Mar. 31    Jun. 30        Sep. 30    Dec. 31    Mar. 31    Jun. 30
                           ----------------------------------------------  ---------------------------------------------
Net revenues...............   $ 98.6     $141.1     $ 92.2     $120.8         $ 80.9     $131.1     $104.3     $125.1
% of annual net revenues...     21.8%      31.2%      20.3%      26.7%          18.3%      29.7%      23.6%      28.4%
Net income (loss)..........   $  8.1     $  9.8     $ (1.6)    $  1.0         $ (2.5)    $ 10.2     $  7.6     $ 10.2
% of annual net
 income (loss).............     46.8%      56.6%      (9.2)%      5.8%          (9.8)%     40.0%      29.8%      40.0%


Seasonal cash requirements increase just after harvest in the fall as a result of contract grape payments and, to a lesser degree, due to the large seasonal work force employed in both the vineyards and wineries during harvest. Also, some grape contracts include a deferral of a portion of the payment obligations until April 1 of the following calendar year, resulting in significant cash payments on March 31 of each year. As a result of harvest costs and the timing of its contract grape payments, the Company's borrowings, net of cash, generally peak during December and March of each year. In fiscal 2003, most grape payments were made in the March 31 quarter. However, this cash outflow in fiscal 2003 was partially offset by proceeds from the sale of non-strategic assets. Cash requirements also fluctuate depending on the level and timing of capital spending and joint venture investments. The following table sets forth the Company's total borrowings, net of cash, at the end of each of its last eight fiscal quarters:

                                     Fiscal 2003 Quarter Ended                      Fiscal 2002 Quarter Ended
                           ----------------------------------------------  ---------------------------------------------
(In millions)                Sep. 30    Dec. 31    Mar. 31    Jun. 30        Sep. 30    Dec. 31    Mar. 31    Jun. 30
                           ----------------------------------------------  ---------------------------------------------
Total borrowings...........   $331.0     $321.3     $319.3     $298.2         $333.2     $372.0     $382.3     $335.9
Cash.......................      - -        - -        - -        1.4            - -        - -        - -        - -
                              ------     ------     ------     ------         ------     ------     ------     ------
Total borrowings,
 net of cash...............   $331.0     $321.3     $319.3     $296.8         $333.2     $372.0     $382.3     $335.9
                              ======     ======     ======     ======         ======     ======     ======     ======


RESULTS OF OPERATIONS

Fiscal 2003 Compared to Fiscal 2002
Net Revenues - Sales volume in fiscal 2003 increased by 3.5% to 9.7 million cases and net revenues increased by 2.6% to $452.7 million, driven by increases of 8% and 3%, respectively, in Robert Mondavi Private Selection and Woodbridge case shipments. Net revenues per case declined from $47.08 to $46.67 as a result of more expensive sales incentives, which are recorded as a reduction of revenues.

Cost of Goods Sold - Cost of goods sold in fiscal 2003 increased by $29.2 million, or 11.7% compared to fiscal 2002. Sales volume growth represents 3.4% of the increase and the negative impact of balancing inventories by utilizing higher cost surplus wines in the Company's popular and super-premium brands represents 5.0% of the increase. The remaining 3.3% increase is a result of inventory write-downs of $11.6 million in fiscal 2003 compared to $3.8 million in fiscal 2002 and grape contract buyouts of $1.2 million in fiscal 2003, which were offset by a $0.6 million reduction in the amount of Arrowood inventory step-up recognized in fiscal 2003 versus fiscal 2002.

Gross Profit Percentage - As a result of the factors discussed above, the gross profit percentage decreased to 38.5% compared to 43.6% last year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased by 3.4%, or $4.2 million, compared to prior year. The increase is primarily due to increased sales and marketing promotional expenditures in fiscal 2003 offset by the elimination of operating expenses associated with the Disney California Adventure project (refer to Special Charges, Net below), which totaled $1.8 million, in fiscal 2002. The ratio of selling, general and administrative expenses to net revenues increased to 28.7% compared to 28.5% a year ago.

Special Charges, Net - As noted above, during the third fiscal quarter the Company began implementing a number of significant changes to its business to address the continuing intense competition in the premium wine industry resulting from a weak U.S. economy and an oversupply of grapes. The changes included the centralization of all marketing and sales responsibilities and all California production and vineyard operations, a workforce reduction and the sale of certain non-strategic assets. As a result of these changes, current results include $2.1 million in net charges, reflecting $4.1 million in employee separation expenses offset by a net gain of $2.0 million from disposed non-strategic assets. The employee separation expenses were the result of the elimination of 103 jobs, primarily sales, general and administrative support staff, during the fiscal year. Of the $4.1 million of employee separation expenses, $3.3 million had been paid prior to June 30, 2003, with the remainder expected to be paid during the first quarter of fiscal 2004. The $0.8 million left to be paid is included in Employee Compensation and Related Costs in the June 30, 2003 Consolidated Balance Sheet. The $2.0 million net gain on disposal of non-strategic assets represents $7.3 million of gains offset by $5.3 million of losses from the disposal of several assets during fiscal 2003 that were no longer expected to fit the Company's long-term business needs.

During fiscal 2002, the Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. As a result, the Company recorded special charges totaling $12.2 million in fiscal 2002. A more in depth discussion of these special charges is included below in the comparison of results for fiscal 2002 to fiscal 2001.

Interest - Interest expense decreased by $0.6 million, reflecting a reduction in average borrowings outstanding that was partially offset by a $1.8 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects. The Company's average interest rate was 6.93% compared to 6.75% last year.

Equity Income from Joint Ventures - Equity income from joint ventures increased by $0.6 million compared to last year, primarily reflecting an increase of $0.8 million from the Company's Italian joint venture offset by a decrease of $1.0 million in results from Opus One and a $0.6 million decrease of Ornellaia inventory step-up charges.

Other - Other consists of miscellaneous other expense and income items. Other expense, net, totaled $2.8 million compared to $0.3 million last year.

Provision for Income Taxes - The Company's effective tax rate was 37.0% compared to 37.5% last year. The lower effective tax rate was primarily the result of an increase in certain manufacturing tax credits.

Net Income and Earnings Per Share - As a result of the above factors, net income totaled $17.3 million, or $1.06 per share-diluted, compared to $25.5 million, or $1.56 per share-diluted, a year ago.

Fiscal 2002 Compared to Fiscal 2001
Net Revenues - Sales volume in fiscal 2002 decreased by 5.6% to 9.4 million cases and net revenues decreased by 8.2% to $441.4 million, reflecting the impact of the economic recession, which led to a sharp decline in the travel and entertainment sectors; increased competition; and management's efforts to reduce distributor inventory levels. The distributor inventory reduction and the sale of the Vichon brand early in the fiscal year accounted for approximately 0.3 million cases and 0.2 million cases, respectively, of the decrease in sales volume and approximately $11.8 million and $4.8 million, respectively, of the decrease in net revenues. Net revenues per case decreased by 2.8% to $47.08 per case, reflecting a shift in sales mix from luxury wines to popular-premium and super-premium wines combined with a $0.90 per case increase in certain promotional allowances, which are recorded as reductions of revenues.

Cost of Goods Sold - Cost of goods sold in fiscal 2002 decreased by 5.9% compared to fiscal 2001, reflecting a $14.8 million decrease resulting from lower sales volume and the shift in sales mix to popular-premium and super-premium wines, and a $3.0 million decrease associated with lower grape costs. These decreases were partially offset by the impact of inventory and fixed asset write-downs totaling $3.8 million that were included in cost of goods sold during fiscal 2002.

Gross Profit Percentage - As a result of the factors discussed above, the gross profit percentage decreased to 43.6% compared to 45.0% reported in fiscal 2001.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased by 5.1% compared to fiscal 2001, reflecting a $4.4 million reduction related to eliminated expenses arising from operational changes at the Disney California Adventure project and a $4.1 million decrease due to the elimination of employee bonuses, which were partially offset by higher selling expenses. The ratio of selling, general and administrative expenses to net revenues increased to 28.5% compared to 27.5% in fiscal 2001, which primarily reflects the loss of volume leverage.

Special Charges, Net - During fiscal 2002, the Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. The Company eliminated 134 positions, reflecting all full-time and part-time positions that directly supported the project's operations. All of these positions were eliminated by December 31, 2001. As a result of this operational change, the Company recorded special charges totaling $12.2 million or $0.47 per share-diluted, during the first six months of fiscal 2002. The special charges included $10.4 million in fixed asset write-offs, $0.8 million in employee separation expenses and $1.0 million in lease cancellation and contract termination fees. The fixed asset write-downs related primarily to leasehold improvements that were surrendered and therefore had no remaining value to the Company subsequent to the change in operations. All employee separation, lease cancellation and contract termination payments were made prior to June 30, 2002.

Interest - Interest expense increased by 3.0%, reflecting the impact of a $2.3 million reduction in capitalized interest due to the completion of certain capital and vineyard development projects, which was partially offset by the impact of a decrease in the Company's average interest rate. The Company's average interest rate was 6.75% compared to 7.12% in fiscal 2001.

Equity Income from Joint Ventures - Equity income from joint ventures increased by 3.0% compared to fiscal 2001, primarily reflecting improved profitability of the Chilean joint venture.

Other - Other consists of miscellaneous other expense and income items. Other expense, net, totaled $0.3 million compared to $0.5 million in fiscal 2001.

Provision for Income Taxes - The Company's effective tax rate in fiscal 2002 was 37.5% compared to 38.5% in the previous year. The lower effective tax rate was primarily the result of an increase in certain deductible expenses and manufacturing tax credits.

Net Income and Earnings Per Share - As a result of the above factors, net income totaled $25.5 million, or $1.56 per share-diluted, compared to $43.3 million, or $2.65 per share-diluted, in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 2003, was $433.4 million compared to $418.4 million at June 30, 2002. The $15.0 million increase in working capital was primarily attributable to a $5.8 million increase in inventories, a $3.6 million increase in receivables, and a decrease of $5.9 million in book overdraft and short-term borrowings.

Cash provided by operations totaled $40.9 million, primarily reflecting net income of $17.3 million, $33.2 million of non-cash items (depreciation, amortization, special charges, net and inventory write-downs), an increase in deferred tax liabilities of $11.2 million, offset by a $17.4 million increase in inventories and a $3.6 million increase in accounts receivable. Cash used in investing activities totaled $3.2 million, primarily reflecting $25.5 million of capital purchases, $1.8 million in contributions to joint ventures, and proceeds of $25.0 million from the sale of certain assets. Cash used in financing activities totaled $36.3 million, primarily reflecting net repayments of debt. As a result of these activities, the Company went from a book overdraft position of $2.7 million at June 30, 2002 to cash on hand of $1.3 million at June 30, 2003.

The Company has an unsecured credit line that has maximum credit availability of $150.0 million and expires on December 14, 2004. The Company had $19.0 million outstanding under this facility at June 30, 2003, of which $5.0 million is borrowed under a short-term swing-line facility and is included in Short-Term Borrowings and $14.0 million is borrowed under a long-term revolver facility and is classified as Long-Term Debt in the Consolidated Balance Sheets. The Company also has $279.2 million of fixed rate debt and capital lease obligations outstanding at June 30, 2003, of which $8.8 million is due and payable in fiscal 2004. The Company expects its indebtedness to increase by approximately $121 million in the first quarter of fiscal year 2004 when it includes in its consolidated financial statements assets, principally related to vineyards, and liabilities leased under master lease facilities, as discussed below in "Off-Balance Sheet Arrangements".

The premium wine industry is a capital intensive business, due primarily to the lengthy aging and processing cycles involved in premium wine production. Historically, the Company has financed its operations and capital spending principally through borrowings, as well as through internally generated funds. The Company projects continued capital spending over the next several years to expand production capacity, purchase barrels and complete its vineyard development. The Company currently expects its capital spending requirements to be between $25 million and $30 million for fiscal 2004.

Management believes that for the period at least through the end of fiscal 2004, the Company will support its operating and capital needs and its debt service requirements through internally generated funds, but will utilize available short-term borrowings to support seasonal and quarterly fluctuations in cash requirements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains master lease facilities that provide the capacity to fund up to $144.0 million, of which $120.7 million had been utilized as of June 30, 2003. The facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $102.5 million as of June 30, 2003. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. In accordance with this Interpretation, the Company will be required in the first quarter of fiscal 2004 to include in its consolidated financial statements the majority of the $120.7 million of assets, and related liabilities, leased under its master lease facilities. As encouraged by the Interpretation, the Company is planning on restating prior period financial statements and will record a cumulative-effect adjustment at the beginning of the first year presented for the difference between the operating lease expense historically recorded and depreciation and interest expense. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

KNOWN CONTRACTUAL OBLIGATIONS

Known contractual obligations and their related due dates were as follows as of June 30, 2003:

(in millions)                              2004       2005        2006       2007        2008    Thereafter    Total
                                         ---------------------------------------------------------------------------
Short-term borrowings.................   $  5.0     $  - -      $  - -     $  - -      $  - -      $  - -     $  5.0
Long-term debt........................      8.8       32.9         4.5       28.4        13.7       204.9      293.2
Capital leases........................      0.2        0.1         0.2        0.1         0.2         2.1        2.9
Operating leases......................     18.0       17.0        15.5       46.2        58.0       113.5      268.2
License fees..........................      0.5        0.6         0.6        0.6         0.6         1.2        4.1
Purchase obligations (1)..............      8.6        - -         - -        - -         - -         - -        8.6
                                         ------     ------      ------     ------      ------      ------     ------
Total                                    $ 41.1     $ 50.6      $ 20.8     $ 75.3      $ 72.5      $321.7     $582.0
                                         ======     ======      ======     ======      ======      ======     ======

(1) The Company's purchase obligations are primarily contracts to purchase production machinery and equipment and packaging materials. These contractual commitments are not in excess of expected production requirements over the next twelve months. Amounts due under grape and bulk wine contracts are not included in these amounts as the actual amounts due under these contracts cannot be determined until the end of each year's harvest due to contractual amounts that vary based on vineyard grape yields, assessments of grape quality and grape market conditions. The Company has a significant percentage of its grape requirements committed under long term contracts, many of which have minimum prices per ton.

NEW ACCOUNTING PRONOUNCEMENTS

Amendment of Statement 133 on Derivative Instruments and Hedging Activities
On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of Statement 149 will have a material effect on its consolidated financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity
On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. The Company does not currently have any financial instruments impacted by this Statement.

ITEM  7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company's long-term debt has fixed interest rates. However, the Company is exposed to market risk caused by fluctuations in interest rates because its credit lines have variable interest rates. Based on credit line borrowings outstanding as of June 30, 2003, the Company's interest expense would increase by $0.1 million for every 10 percent increase in variable interest rates.

The Company is also exposed to market risk associated with changes in foreign currency exchange rates. To manage the volatility related to this risk, the Company enters into forward exchange contracts. As of June 30, 2003, the fair value of the Company's outstanding forward exchange contracts totaled $15.0 million. A hypothetical adverse change in the foreign currency exchange rates of 10% would result in an unrealized loss on forward exchange contracts of $0.6 million, which would affect the Company's fiscal 2004 results of operations and financial position. However, the unrealized loss on the forward exchange contracts would be partially offset by gains on the exposures being hedged. For a further discussion of the Company's use of derivative instruments and hedging activities, see Note 1 of Notes to Consolidated Financial Statements.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of The Robert Mondavi Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 35 present fairly, in all material respects, the financial position of The Robert Mondavi Corporation and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/  PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP
San Francisco, California
July 30, 2003




                           CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,
                                                                                          --------------------------
(In thousands, except share data)                                                             2003            2002
                                                                                          --------------------------
ASSETS
Current assets:
  Cash................................................................................    $    1,339      $      - -
  Accounts receivable, net............................................................        96,111          92,555
  Inventories.........................................................................       394,389         388,574
  Prepaid expenses and other current assets...........................................        12,545          12,179
                                                                                          ----------      ----------
    Total current assets..............................................................       504,384         493,308

Property, plant and equipment, net....................................................       302,015         323,582
Investments in joint ventures.........................................................        30,763          27,220
Other assets..........................................................................        11,674          11,455
                                                                                          ----------      ----------
        Total assets..................................................................    $  848,836      $  855,565
                                                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft......................................................................    $      - -      $    2,734
  Short-term borrowings...............................................................         5,000           4,400
  Accounts payable....................................................................        28,727          23,012
  Employee compensation and related costs.............................................        13,987          11,044
  Accrued interest....................................................................         7,115           7,453
  Other accrued expenses..............................................................         7,317          13,673
  Current portion of long-term debt...................................................         8,797          12,568
                                                                                          ----------      ----------
    Total current liabilities.........................................................        70,943          74,884

Long-term debt, less current portion..................................................       284,372         316,169
Deferred income taxes.................................................................        31,436          24,039
Deferred executive compensation.......................................................         6,508           5,657
Other liabilities.....................................................................         3,193           3,537
                                                                                          ----------      ----------
      Total liabilities...............................................................       396,452         424,286
                                                                                          ----------      ----------

Commitments and contingencies

Shareholders' equity:
  Preferred Stock: authorized - 5,000,000 shares;
    issued and outstanding - no shares................................................           - -             - -
  Class A Common Stock, without par value: authorized - 25,000,000 shares;
    issued and outstanding - 9,734,645 and 9,566,102 shares...........................        95,909          93,827
  Class B Common Stock, without par value: authorized - 12,000,000 shares;
  issued and outstanding - 6,621,734 and 6,647,647 shares.............................        10,636          10,677
  Paid-in capital.....................................................................        11,579          11,025
  Retained earnings...................................................................       335,242         317,915
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment.................................................        (1,269)         (1,716)
    Forward contracts.................................................................           287            (449)
                                                                                          ----------      ----------
      Total shareholders' equity......................................................       452,384         431,279
                                                                                          ----------      ----------
        Total liabilities and shareholders' equity....................................    $  848,836      $  855,565
                                                                                          ==========      ==========

See Notes to Consolidated Financial Statements.



                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Year Ended June 30,
                                                                          -------------------------------------------
(In thousands, except per share data)                                       2003            2002            2001
                                                                          -------------------------------------------

Revenues..............................................................    $   475,478     $   463,587     $   504,615
Less excise taxes.....................................................         22,805          22,229          23,646
                                                                          -----------     -----------     -----------
Net revenues..........................................................        452,673         441,358         480,969

Cost of goods sold....................................................        278,208         249,020         264,739
                                                                          -----------     -----------     -----------
Gross profit..........................................................        174,465         192,338         216,230

Selling, general and administrative expenses..........................        129,993         125,760         132,496
Special charges, net..................................................          2,111          12,240             - -
                                                                          -----------     -----------     -----------
Operating income......................................................         42,361          54,338          83,734

Other income (expense):
  Interest............................................................        (21,442)        (22,062)        (21,411)
  Equity income from joint ventures...................................          9,423           8,868           8,606
  Other...............................................................         (2,838)           (318)           (537)
                                                                          -----------     -----------     -----------
Income before income taxes............................................         27,504          40,826          70,392

Provision for income taxes............................................         10,177          15,310          27,098
                                                                          -----------     -----------     -----------
Net income............................................................    $    17,327     $    25,516     $    43,294
                                                                          ===========     ===========     ===========

Earnings per share - basic............................................    $      1.07     $      1.59     $      2.73
                                                                          ===========     ===========     ===========
Earnings per share - diluted..........................................    $      1.06     $      1.56     $      2.65
                                                                          ===========     ===========     ===========

Weighted average number of shares outstanding - basic.................         16,266          16,094          15,846
                                                                          ===========     ===========     ===========
Weighted average number of shares outstanding - diluted...............         16,356          16,383          16,327
                                                                          ===========     ===========     ===========

See Notes to Consolidated Financial Statements.




           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                        Class A             Class B                             Accumulated
                                      Common Stock       Common Stock                           Other          Total
                                   ---------------------------------------- Paid-in   Retained  Comprehensive  Shareholders'
(In thousands)                      Shares    Amount    Shares    Amount    Capital   Earnings  Income (loss)  Equity
                                   ---------------------------------------------------------------------------------------
Balance at June 30, 2000...........  8,274   $83,161     7,306   $11,732   $ 5,780    $249,105   $(1,610)     $348,168
Net income.........................                                                     43,294
Cumulative translation adjustment,
 net of tax of $(852)..............                                                               (1,140)
Comprehensive income...............                                                                             42,154
Conversion of Class B Common
 Stock to Class A Common Stock.....    420       673      (420)     (673)                                           --
Exercise of Class A Common
 Stock options including
 related tax benefits..............    439     6,820                         4,767                              11,587
Issuance of Class A Common Stock...     18       560                                                               560
                                    ------   -------   -------   -------   -------     -------   -------       -------
Balance at June 30, 2001...........  9,151    91,214     6,886    11,059    10,547     292,399    (2,750)      402,469

Net income.........................                                                     25,516
Cumulative translation adjustment,
 net of tax of $620................                                                                1,034
Forward contracts, net of
 tax of $(269).....................                                                                 (449)
Comprehensive income...............                                                                             26,101
Conversion of Class B Common
 Stock to Class A Common Stock.....    238       382     (238)     (382)                                            --
Exercise of Class A Common
 Stock options including
 related tax benefits..............    189     2,776                           478                               3,254
Repurchase of Class A Common Stock.    (30)   (1,116)                                                           (1,116)
Issuance of Class A Common Stock...     18       571                                                               571
                                    ------    ------   -------   -------   -------     -------   -------       -------
Balance at June 30, 2002...........  9,566    93,827     6,648    10,677    11,025     317,915    (2,165)      431,279

Net income.........................                                                     17,327
Cumulative translation adjustment,
 net of tax of $263................                                                                  447
Forward contracts, net of
 tax of $438.......................                                                                  736
Comprehensive income...............                                                                             18,510
Conversion of Class B Common
 Stock to Class A Common Stock.....     26        41       (26)      (41)                                           --
Exercise of Class A Common
 Stock options including
 related tax benefits..............    121     1,527                           554                               2,081
Issuance of Class A Common Stock...     22       514                                                               514
                                    ------   -------   -------   -------   -------    --------   -------     ---------
Balance at June 30, 2003...........  9,735   $95,909     6,622   $10,636   $11,579    $335,242   $  (982)     $452,384
                                    ======   =======   =======   =======   =======    ========   =======     =========

See Notes to Consolidated Financial Statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended June 30,
                                                                          -------------------------------------------
(In thousands)                                                              2003            2002            2001
                                                                          -------------------------------------------
Cash flows from operating activities:
Net income............................................................    $    17,327     $    25,516     $    43,294
Adjustments to reconcile net income to net cash flows
  from operating activities:
  Deferred income taxes...............................................         11,175          (5,588)         (3,482)
  Depreciation and amortization.......................................         23,565          23,088          21,861
  Equity income from joint ventures...................................         (9,423)         (8,868)         (8,606)
  Distributions of earnings from joint ventures.......................          9,388           9,132           7,232
  Special charges, net................................................         (1,965)         10,320             - -
  Inventory and fixed asset write-downs...............................         11,565           3,750             - -
  Other...............................................................          1,472             314             307
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable, net..........................................         (3,556)         12,000         (26,236)
    Inventories.......................................................        (17,399)        (35,007)        (40,926)
    Other assets......................................................         (5,305)          6,087             (99)
    Accounts payable and accrued expenses.............................          3,534          (7,344)         15,823
    Deferred executive compensation...................................            851             529          (3,447)
    Other liabilities.................................................           (344)           (230)           (383)
                                                                          -----------     -----------     -----------
Net cash flows from operating activities..............................         40,885          33,699           5,338
                                                                          -----------     -----------     -----------

Cash flows from investing activities:
Acquisitions of property, plant and equipment.........................        (25,524)        (31,037)        (50,465)
Proceeds from sale of assets..........................................         24,967          12,327           3,716
Acquisition of company................................................            - -             - -         (14,191)
Issuance of notes receivable to joint venture.........................            - -             - -          (1,750)
Distribution of capital from joint venture............................            - -          15,657             - -
Contributions of capital to joint ventures............................         (1,814)         (7,287)           (628)
Increase in restricted cash...........................................           (838)           (402)         (1,003)
                                                                          -----------     -----------     -----------
Net cash flows from investing activities..............................         (3,209)        (10,742)        (64,321)
                                                                          -----------     -----------     -----------

Cash flows from financing activities:
Book overdraft........................................................         (2,734)          2,734             - -
Net repayments under credit lines.....................................        (22,400)        (19,600)        (18,828)
Proceeds from issuance of long term debt..............................            - -             - -          85,000
Principal repayments of long term debt................................        (12,568)        (14,856)        (10,115)
Proceeds from issuance of Class A Common Stock........................            514             571             560
Exercise of Class A Common Stock options..............................          1,527           2,776           6,820
Repurchase of Class A Common Stock....................................            - -          (1,116)            - -
Other.................................................................           (676)           (655)           (267)
                                                                          -----------     -----------     -----------
Net cash flows from financing activities..............................        (36,337)        (30,146)         63,170
                                                                          -----------     -----------     -----------

Net change in cash....................................................          1,339          (7,189)          4,187
Cash at the beginning of the fiscal year..............................            - -           7,189           3,002
                                                                          -----------     -----------     -----------
Cash at the end of the fiscal year....................................    $     1,339     $       - -     $     7,189
                                                                          ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Robert Mondavi Corporation (RMC) and its consolidated subsidiaries (the Company) are primarily engaged in the production, sale and marketing of premium table wine. The Company also sells wine under importing and marketing agreements.

The Company sells its products principally to distributors for resale to restaurants and retail outlets in the United States of America. A substantial part of the Company's wine sales is concentrated in California and, to a lesser extent, the states of Florida, New York, Texas, New Jersey, Massachusetts, Illinois and Pennsylvania. Export sales account for approximately 8% of net revenues, with major markets in Canada, Europe, and Asia.

A summary of significant accounting policies follows:

Basis of presentation
The consolidated financial statements include the accounts of RMC and all its subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in joint ventures are accounted for using the equity method. Certain prior year balances have been reclassified to conform to the current year presentation.

Segment reporting
Management organizes financial information primarily by product line for purposes of making operating decisions and assessing performance. These product lines have been aggregated as a single operating segment in the consolidated financial statements because they share similar economic characteristics, production processes, customer types and distribution methods.

Significant accounting assumptions and estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. These estimates include the accounting for promotional activities, recoverability of accounts receivable, valuation of inventory, the adequacy of the valuation allowance for deferred tax assets, the recoverability of goodwill and licenses associated with business acquisitions, and the adequacy of the Company's liabilities for its self-insured medical plan, its high-deductible workers compensation plan, and litigation and other contingencies in the ordinary course of business. Actual results could differ from those estimates.

Revenue recognition
Revenue is recognized when product is shipped and title and the risk of loss transfers to the customer. The Company's standard terms are FOB shipping point, with no customer acceptance provisions. The cost of price promotions, rebates and coupon programs are treated as reductions of revenues. Revenue from items sold through the Company's retail locations is recognized at the time of sale. No products are sold on consignment.

Cost of goods sold
Costs of goods sold includes costs associated with grape growing, external grape and bulk wine costs, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs, warehousing costs, and shipping and handling costs associated with transporting inventory within and between Company locations. The Company does not incur shipping and handling costs once its customers take possession of and title to inventory at the shipping point. Costs of goods sold also includes charges recorded for reductions to the carrying value of inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. Charges recorded in costs of goods sold for inventory write-downs totaled $11,565 in fiscal 2003 compared to $3,750 in fiscal 2002. Additionally, included in costs of goods sold in fiscal 2003 are $1,171 for losses incurred in terminating certain grape contracts.

Selling, general & administrative expenses
Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising, point of sale material and other marketing promotion costs. Advertising costs are expensed as incurred or the first time the advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized. Advertising expense, including point of sale materials charged to expense, totaled $17,029, $18,244 and $20,465, respectively, for the year ended June 30, 2003, 2002 and 2001.

Self insurance
The Company's liabilities for its self-insured medical plan and high-deductible workers' compensation plan are estimated based on the Company's historic claims experience, estimated future claims costs, and other factors. The Company's accrued liability for its self-insured plans at June 30, 2003 and June 30, 2002 totaled $2,066 and $1,348, respectively.

Other comprehensive income (loss)
Comprehensive income (loss) includes revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation adjustments and unrealized gains and losses on forward foreign currency contracts. The Company presents comprehensive income
(loss) in the accompanying Consolidated Statements of Changes in Shareholders' Equity.

Major customers
The Company sells the majority of its wines to distributors in the United States of America and through brokers and agents in export markets. There is a common ownership in several distributorships in different states that, when considered to be one entity, represented 32%, 29% and 28%, respectively, of gross revenues for the year ended June 30, 2003, 2002 and 2001. Trade accounts receivable from these distributors at June 30, 2003 and 2002 totaled $28,965 and $23,616, respectively.

Allowance for doubtful accounts
The Company determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. The Company's allowance for doubtful accounts at June 30, 2003 and 2002 totaled $500.

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

The Company continually assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. Net realizable value is estimated using historic experience, current market conditions and assumptions about future market conditions and expected demand. The Company's reserve for inventory write-downs at June 30, 2003 and 2002 totaled $2,691 and $2,382, respectively.

Property, plant and equipment
Property, plant and equipment is stated at cost. Maintenance and repairs are expensed as incurred. Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts at the time of disposal with resulting gains and losses included in Other Income (Expense) in the Consolidated Statements of Income.

Depreciation and amortization is computed using the straight-line method, with the exception of barrels, which are depreciated using an accelerated method, over the estimated useful lives of the assets amounting to 20 to 30 years for vineyards, 45 years for buildings, 3 to 20 years for production machinery and equipment and 3 to 10 years for other equipment. Leasehold improvements are amortized over the estimated useful lives of the improvements or the terms of the related lease, whichever is shorter.

Long-lived asset impairment
During fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In accordance with Statement 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are generally no longer depreciated. The adoption of Statement 144 did not have a material impact on the Company's consolidated financial statements.

Other assets
Other assets include loan fees, licenses, goodwill, label design, restricted cash and notes receivable. Loan fees, licenses and label design are amortized using the straight-line method over their estimated useful lives or terms of their related loans, not exceeding 40 years. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under Statement 142, goodwill is no longer amortized but it remains on the balance sheet and is reviewed at least annually for impairment. Goodwill and its related amortization expense was not material for the year ended June 30, 2001. Therefore, the adoption of Statement 142 did not have a material impact on the Company's consolidated financial statements.

In May 2001, the Company loaned $1,750 to its Chilean joint venture under a note receivable agreement. The principal and accrued interest, at a rate of 6.5%, which is included in Other Assets in the June 30, 2002 Consolidated Balance Sheet, was due and paid in January 2003.

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

Stock-based compensation
The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income for the years ended June 30, 2003, 2002 or 2001 as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement 148.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

                                                                                     Year Ended June 30,
                                                                          -------------------------------------------
                                                                            2003            2002            2001
                                                                          -------------------------------------------
Net income, as reported...............................................    $    17,327     $    25,516     $    43,294
Less total stock-based compensation expense determined under
 fair value based method for all awards, net of tax effects...........         (3,236)         (3,114)         (2,706)
                                                                          -----------     -----------     -----------
Pro forma net income..................................................    $    14,091     $    22,402     $    40,588
                                                                          ===========     ===========     ===========

Earnings per share:
  Basic, as reported..................................................    $      1.07     $      1.59     $      2.73
                                                                          ===========     ===========     ===========
  Basic, pro forma....................................................    $      0.87     $      1.39     $      2.56
                                                                          ===========     ===========     ===========
  Diluted, as reported................................................    $      1.06     $      1.56     $      2.65
                                                                          ===========     ===========     ===========
  Diluted, pro forma..................................................    $      0.86     $      1.37     $      2.49
                                                                          ===========     ===========     ===========

For purposes of calculating compensation cost using the fair value-based method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001, respectively: dividend yield of 0% for all years; expected volatility of 43%, 44% and 48%; risk-free interest rates of 3.18%, 3.77% and 5.55%; and expected lives of three to five years for all years. The weighted-average grant-date fair value of options granted during fiscal 2003, 2002 and 2001, respectively, was $13.54, $14.63 and $19.84 per share, respectively.

Earnings per share
Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their inclusion would have an antidilutive effect. The weighted-average total of these antidilutive securities, which consisted solely of stock options, totaled 1,155,000, 429,000 and 198,000, respectively, for the year ended June 30, 2003, 2002 and 2001.

In computing basic earnings per share for the year ended June 30, 2003, 2002 and 2001, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for the same periods is identical to the computation of basic earnings per share except that the weighted-average shares outstanding (denominator) has been increased by 90,000, 290,000 and 481,000, respectively, for the year ended June 30, 2003, 2002 and 2001 to include the dilutive effect of stock options outstanding.

Fair value of financial instruments
The fair value of the Company's debt is estimated based on the current market rates available to the Company for debt of the same remaining maturities. At June 30, 2003, the carrying amount and estimated fair value of debt was $298,169 and $330,008, respectively. At June 30, 2002, the carrying amount and estimated fair value of the Company's debt was $333,137 and $343,757, respectively. The carrying amounts of the Company's cash, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments.

Derivative instruments and hedging activities
The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements 137 and 138. These accounting pronouncements collectively require that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. They also require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company has only a limited involvement with derivative instruments and does not use them for trading purposes. Forward exchange contracts, generally with average maturities of less than one year, are used as protection against the risk that the eventual U.S. dollar cash flows resulting from certain unrecognized firm purchase commitments and forecasted transactions denominated in foreign currencies will be adversely affected by changes in exchange rates. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivative instruments are effective at offsetting changes in the cash flows of the hedged transactions.

The derivative instruments associated with unrecognized firm purchase commitments are designated as fair-value hedges. The derivative instruments associated with forecasted transactions are designated as cash-flow hedges. Changes in the fair value of derivatives designated as fair-value hedges, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of derivative instruments designated as cash-flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction. Amounts related to purchases of inventory items are recorded in cost of goods sold and amounts related to all other items are included in other expense. Any ineffective portion of the change in fair value for all hedges is recognized immediately in earnings. No material foreign currency gains or losses were recognized in earnings for the year ended June 30, 2003, 2002 and 2001. The Company expects to reclassify the majority of the existing $287 net gain from accumulated other comprehensive loss to earnings during fiscal 2004. However, the amount that is ultimately reclassified to earnings may differ as a result of future changes in exchange rates.

At June 30, 2003, the Company had outstanding forward exchange contracts, hedging primarily European euro purchases of barrels and corks, Australian dollar purchases of software and wine, and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $14,322. Using exchange rates outstanding as of June 30, 2003, the U.S. dollar equivalent of the contracts totaled $14,977.

NOTE 2  BUSINESS ACQUISITION

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


The total cost of the Arrowood acquisition was as follows:

Cash paid, net of cash purchased......................................................    $    13,956
Acquisition costs.....................................................................            235
                                                                                          -----------
  Total purchase price................................................................    $    14,191
                                                                                          ===========

The allocation of the purchase price to the assets acquired and liabilities assumed was made using estimated fair values at the acquisition date based on independent appraisals and on studies performed by management.

The purchase price allocations are summarized as follows:

Fair market value of assets acquired, net of cash purchased
  Accounts receivable.................................................................    $       657
  Inventories.........................................................................         20,010
  Property, plant and equipment.......................................................          1,578
  Brand license.......................................................................          4,000
  Other...............................................................................            173
                                                                                          -----------
                                                                                               26,418
  Liabilities assumed.................................................................         (6,021)
  Deferred tax liabilities............................................................         (6,206)
                                                                                          -----------
                                                                                          $    14,191
                                                                                          ===========

NOTE 3  INVENTORIES

Inventories consist of the following:

                                                                                                  June 30,
                                                                                          ---------------------------
                                                                                              2003            2002
                                                                                          ---------------------------
Wine in production....................................................................    $   225,818     $   237,934
Bottled wine..........................................................................        145,842         130,831
Crop costs and supplies...............................................................         22,729          19,809
                                                                                          -----------     -----------
                                                                                          $   394,389     $   388,574
                                                                                          ===========     ===========

The Arrowood acquisition described above resulted in the allocation of purchase price in excess of book value, totaling $15,161, to inventories at the date of acquisition. This difference between the original book value and the fair market value of the inventory upon acquisition is referred to as inventory step-up. Included in inventories at June 30, 2003 and 2002, respectively, was $2,837 and $6,234 of inventory step-up remaining from the Arrowood acquisition.

NOTE 4  PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment consist of the following:

                                                                                                  June 30,
                                                                                          ---------------------------
                                                                                              2003            2002
                                                                                          ---------------------------
Land..................................................................................    $    58,664     $    58,592
Vineyards.............................................................................         80,211          76,146
Buildings.............................................................................         72,934          70,776
Production machinery and equipment....................................................        168,817         177,172
Other equipment.......................................................................         59,077          41,397
Vineyards under development...........................................................          2,767          21,255
Construction in progress..............................................................          6,925          16,528
                                                                                          -----------     -----------
                                                                                              449,395         461,866
Less, accumulated depreciation........................................................       (147,380)       (138,284)
                                                                                          -----------     -----------
                                                                                          $   302,015     $   323,582
                                                                                          ===========     ===========

Included in property, plant and equipment are assets leased under capital leases with cost and accumulated depreciation totaling $5,637 and $3,619, respectively, at June 30, 2003 and $6,471 and $4,016, respectively, at June 30, 2002. Depreciation expense for machinery and equipment under capital leases was $345, $352 and $373 for the year ended June 30, 2003, 2002 and 2001, respectively.

Included in property, plant and equipment is $1,411, $3,255 and $5,576 of interest capitalized for the year ended June 30, 2003, 2002 and 2001, respectively.

NOTE 5  ASSETS HELD FOR SALE

During fiscal 2003, the Company determined that certain of its vineyard and other assets were no longer expected to fit its long-term grape sourcing needs or meet its long-term financial objectives. At that time, assets with a combined book value of $47,042 were identified for potential future sale. These assets are expected to be held and used while the Company develops a plan to sell the assets. During fiscal 2003, the Company recorded asset impairment charges of $5,347 to write-down the value of certain vineyard properties to fair value. One of these properties was disposed of during fiscal 2003. The Company also sold a vineyard property and another non-strategic asset during fiscal 2003 for amounts in excess of book value, less selling costs, which resulted in a gain of $7,312. These amounts are included in Special Charges, Net in the Consolidated Statements of Income. The Company believes that the carrying value of the remaining assets available for sale, amounting to $36,681 as of June 30, 2003, is recoverable and it does not exceed fair value.

NOTE 6  INVESTMENTS IN JOINT VENTURES

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

The Company's interest in income and losses for each joint venture is equal to its ownership percentage. The Opus One joint venture is a general partnership, of which the Company has a 50% general partnership interest. The Chile joint venture is a corporation, of which the Company owns a 50% interest. The Ornellaia and Italy joint ventures are limited liability companies, of which the Company owns a 50% interest. The Australia joint venture is implemented through two entities: a limited liability company, of which the Company owns a 50% interest; and a general partnership, of which the Company has a 50% general partnership interest.

Investments in joint ventures are summarized below. The Company's interest in income and losses for each joint venture is stated within parentheses.

                                                                                                    June 30,
                                                                                          ----------------------------
                                                                                              2003            2002
                                                                                          ----------------------------
Opus One (50%)........................................................................    $    10,695     $    12,680
Chile (50%)...........................................................................          6,160           5,564
Italy (50%)...........................................................................          6,662           4,918
Ornellaia (50%).......................................................................          4,334           2,844
Australia (50%).......................................................................          2,295             823
Other (50%)...........................................................................            617             391
                                                                                          -----------     -----------
                                                                                          $    30,763     $    27,220
                                                                                          ===========     ===========




The condensed combined balance sheets and statements of operations of the joint ventures, along with the Company's proportionate share, are summarized below:

Balance Sheets
                                                                 Combined                        Proportionate Share
                                                                 June 30,                             June 30,
                                                        --------------------------         ---------------------------
                                                            2003           2002                2003            2002
                                                        --------------------------         ---------------------------
Current assets......................................    $    81,144    $    63,323         $    40,572     $    31,662
Other assets........................................         84,412         64,376              42,206          32,188
                                                        -----------    -----------         -----------     -----------
  Total assets......................................    $   165,556    $   127,699         $    82,778     $    63,850
                                                        ===========    ===========         ===========     ===========

Current liabilities.................................    $    37,229    $    35,101         $    18,615     $    17,551
Other liabilities...................................         50,901         26,003              25,450          13,002
Venturers' equity...................................         77,426         66,595              38,713          33,297
                                                        -----------    -----------         -----------     -----------
  Total liabilities and venturers' equity...........    $   165,556    $   127,699         $    82,778     $    63,850
                                                        ===========    ===========         ===========     ===========

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

Statements of Operations
                                             Combined                                   Proportionate Share
                                         Year Ended June 30,                             Year Ended June 30,
                              ---------------------------------------         ----------------------------------------
                                  2003           2002          2001               2003           2002           2001
                              ---------------------------------------         ----------------------------------------
Net revenues...............   $   86,687     $   77,023    $   69,455         $   45,332     $   44,564     $   38,806
Cost of goods sold.........       35,445         30,804        28,620             18,257         18,763         17,323
                              ----------     ----------    ----------         ----------     ----------     ----------
Gross profit...............       51,242         46,219        40,835             27,075         25,801         21,483
Other expenses.............       30,224         25,667        26,499             15,923         15,405         14,869
                              ----------     ----------    ----------         ----------     ----------     ----------
Net income.................   $   21,018     $   20,552    $   14,336         $   11,152     $   10,396     $    6,614
                              ==========     ==========    ==========         ==========     ==========     ==========

NOTE 7  EMPLOYEE COMPENSATION AND RELATED COSTS

The Company has a tax-qualified defined contribution retirement plan (the Plan) which covers substantially all of its employees. Company contributions to the Plan are 7% of eligible compensation paid to participating employees. Company contributions to the Plan were $3,157, $3,562 and $3,323 for the year ended June 30, 2003, 2002 and 2001, respectively. Contributions to the Plan are limited by the Internal Revenue Code. The Company has a non-qualified supplemental executive retirement plan to restore contributions limited by the Plan. This plan is administered on an unfunded basis. The unfunded liability related to this plan totaled $2,349 and $2,037 at June 30, 2003 and 2002, respectively.

The Company has a deferred compensation plan with certain key executives, officers and directors. Under the provisions of this plan, participants may elect to defer up to 100% of their eligible compensation and earn a guaranteed interest rate on their deferred amounts, which was approximately 8.7% and 9.3% for the year ended June 30, 2003 and 2002, respectively. The Company's liability under this plan totaled $4,091 and $3,386 at June 30, 2003 and 2002, respectively. Amounts deferred are held within a Rabbi Trust for the benefit of the participants. These funds and the accumulated interest were included in Other Assets in the Consolidated Balance Sheets.

The Company also has a deferred executive incentive compensation plan with certain present and past key officers. In February 1993, the Board of Directors determined that no future units would be awarded under the plan; however, the plan remains in place with respect to existing units. Subject to participant election for deferral of payments and payment terms for participants no longer in the plan, the accrued amounts are distributable in cash when fully vested. The compensation earned on the units and accumulated interest on fully vested amounts not distributed, are accrued but unfunded. The unfunded liability related to this plan totaled $2,395 and $2,263 at June 30, 2003 and 2002, respectively.

NOTE 8  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:

                                                                                                   June 30,
                                                                                          ---------------------------
                                                                                              2003            2002
                                                                                          ---------------------------
Long-term unsecured revolviong credit lines; interest rate 2.08%
  at June 30, 2003; principal and interest due through 2005...........................    $    14,000     $    37,000
Fixed rate secured term loans; interest rates 7.76% to 9.85%
  at June 30, 2003; principal and interest due through 2009...........................          3,591           7,152
Fixed rate unsecured term loans; interest rates 6.42% to 8.92%
  at June 30, 2003; principal and interest due through 2013...........................        273,778         282,056
Capitalized lease obligations; interest rates 8.00%
  at June 30, 2003; principal and interest due through 2011...........................          1,800           2,529
                                                                                          -----------     -----------
                                                                                              293,169         328,737
Less, current portion.................................................................         (8,797)        (12,568)
                                                                                          -----------     -----------
                                                                                          $   284,372     $   316,169
                                                                                          ===========     ===========

Aggregate annual maturities of long-term debt at June 30, 2003 are as follows:

Year Ending June 30,
2004..................................................................................    $     8,797
2005..................................................................................         32,910
2006..................................................................................          4,508
2007..................................................................................         28,375
2008..................................................................................         13,670
Thereafter............................................................................        204,909
                                                                                          -----------
                                                                                          $   293,169
                                                                                          ===========

The Company has an unsecured credit line that has maximum credit availability of $150,000 and expires on December 14, 2004. The Company had $19,000 outstanding under this facility at June 30, 2003, of which $5,000 is borrowed under a short-term swing-line facility and is included in Short-Term Borrowings and $14,000 is borrowed under a long-term revolver facility and is classified as Long-Term Debt in the Consolidated Balance Sheets.

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

Property, plant and equipment with a net book value of approximately $1,709 at June 30, 2003, are pledged as collateral for long-term debt. The terms of the unsecured credit lines and certain long-term debt agreements include covenants that require the maintenance of various minimum financial ratios and other covenants. At June 30, 2003, the Company was in compliance with all of its covenants, as amended during the course of the year. The most restrictive of these covenants requires the Company to maintain a consolidated funded debt maintenance ratio of 0.65 to 1 or less and a fixed charges coverage ratio of 1.5 or higher. At June 30, 2003, the Company's consolidated funded debt maintenance ratio was 0.41 to 1 and its fixed charges coverage ratio was 1.6.




NOTE 9  INCOME TAXES

The provision for income taxes consists of the following:
                                                                                      Year Ended June 30,
                                                                          -------------------------------------------
                                                                               2003           2002            2001
                                                                          -------------------------------------------
Current:
  Federal.............................................................    $      (584)    $    18,150     $    27,053
  State...............................................................           (414)          2,748           4,459
                                                                          -----------     -----------     -----------
                                                                                 (998)         20,898          31,512
                                                                          -----------     -----------     -----------
Deferred:
  Federal.............................................................         10,072          (4,466)         (3,578)
  State...............................................................          1,103          (1,122)           (836)
                                                                          -----------     -----------     -----------
                                                                               11,175          (5,588)         (4,414)
                                                                          -----------     -----------     -----------
                                                                          $    10,177     $    15,310     $    27,098
                                                                          ===========     ===========     ===========

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income before taxes, due to the following:

                                                                                     Year Ended June 30,
                                                                          -------------------------------------------
                                                                              2003           2002            2001
                                                                          -------------------------------------------

Federal statutory rate................................................        35.0%           35.0%           35.0%
State income taxes, net of federal benefit............................         1.5             2.1             2.8
Permanent differences.................................................         1.7             0.6             0.0
Other.................................................................        (1.2)           (0.2)            0.7
                                                                          ---------       ---------       -----------
                                                                              37.0%           37.5%           38.5%
                                                                          =========       =========       ===========

The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances at June 30, 2003 and 2002 are as follows:

                                                                                                    June 30,
                                                                                          ---------------------------
                                                                                               2003           2002
                                                                                          ---------------------------
Gross deferred tax assets
  Liabilities and accruals............................................................    $    (5,047)    $    (5,407)
  Deferred compensation...............................................................         (2,608)         (2,229)
  Foreign tax credits.................................................................           (692)         (2,121)
  Inventories.........................................................................         (1,748)         (5,381)
  Investments in joint ventures.......................................................         (2,820)         (3,135)
                                                                                          -----------      ----------
    Gross deferred tax assets.........................................................        (12,915)        (18,273)
                                                                                          -----------      ----------
Gross deferred tax liabilities
  Property, plant and equipment.......................................................         39,456          33,171
  Retirement plans....................................................................          1,053           1,017
  State taxes.........................................................................          1,456             863
                                                                                          -----------      ----------
    Gross deferred tax liabilities....................................................         41,965          35,051
                                                                                          -----------      ----------
      Net deferred tax liability......................................................    $    29,050      $   16,778
                                                                                          ===========      ==========

The Company has foreign tax credits at June 30, 2003 that can be utilized upon repatriation of foreign source earnings and can be carried forward five years thereafter.

During the year ended June 30, 2003, 2002 and 2001, the Company recognized certain tax benefits related to stock option plans in the amount of $554, $478 and $4,767, respectively. These benefits were recorded as a decrease in income taxes payable and an increase in paid-in capital.

NOTE 10  SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of Preferred Stock, Class A Common Stock and Class B Common Stock.

During fiscal 2003, 25,913 shares of Class B Common Stock were converted into 25,913 shares of Class A Common Stock. The conversion of the shares represents a non-cash financing activity for purposes of the Consolidated Statement of Cash Flows.

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

Included in retained earnings at June 30, 2003, is $7,365 of undistributed income from joint ventures that has been accounted for using the equity method.

NOTE 11  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company stock option plans and employee stock purchase plan are described below.

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



A summary of the Company's stock option plans is presented below:

                                                              June 30, 2003                      June 30, 2002
                                                        ------------------------           --------------------------
                                                                      Weighted                         Weighted
                                                                      Average                          Average
                                                          Options     Exercise Price         Options   Exercise Price
                                                        -------------------------------------------------------------
Outstanding at beginning of year....................      1,564,663    $   32.04             1,558,940   $   30.02
Granted.............................................        277,430        31.99               247,150       33.10
Exercised...........................................       (120,855)       12.64              (188,129)      14.76
Forfeited...........................................        (66,177)       35.29               (53,298)      38.80
                                                        -----------    ---------           -----------   ---------
Outstanding at end of year..........................      1,655,061    $   33.32             1,564,663   $   32.04
                                                        ===========    =========           ===========   =========

Options exercisable at year end.....................      1,140,943    $   32.90             1,010,506   $   30.45
                                                        ===========    =========           ===========   =========

The following table summarizes information about stock options outstanding at June 30, 2003:

                                                  Options Outstanding                        Options Exercisable
                                        --------------------------------------------   --------------------------------
                                                        Weighted
                                                        Average
                                                        Remaining     Weighted                           Weighted
        Range of                                        Contractual   Average                            Average
        Exercise Price                     Options      Life          Exercise Price        Options      Exercise Price
---------------------------------       --------------------------------------------   --------------------------------
      $38.01 to $52.00..............        392,509           6.15     $    45.81              281,369     $    47.45
      $15.01 to $38.00..............      1,223,551           6.27          30.11              820,573          29.08
       $7.00 to $15.00..............         39,001           1.22           8.28               39,001           8.28
                                        -----------     ----------     ----------          -----------     ----------
       $7.00 to $52.00..............      1,655,061           6.12     $    33.32            1,140,943     $    32.90
                                        ===========     ==========     ==========          ===========     ==========

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Board will from time to time grant rights to eligible employees to purchase Class A Common Stock. Under this plan, the Company is authorized to grant rights to purchase up to 300,000 shares of Class A Common Stock. The purchase price is the lower of 85% of the fair market value on the date the Company grants the right to purchase or 85% of the fair market value on the date of purchase. Employees, through payroll deductions of no more than 15% of their base compensation, may exercise their rights to purchase for the period specified in the related offering. During the year ended June 30, 2003, 2002 and 2001, shares totaling 21,775, 18,662 and 17,536, respectively, were issued under the Employee Stock Purchase Plan at average prices of $23.57, $30.55 and $31.93, respectively.

NOTE 12  SPECIAL CHARGES, NET

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

During fiscal 2003, the Company began implementing a number of significant changes to its business to address the continuing intense competition in the premium wine industry resulting from a weak U.S. economy and an oversupply of grapes. The changes included the centralization of all marketing and sales responsibilities and all California production and vineyard operations, a workforce reduction and the sale of certain non-strategic assets. As a result of these changes, current results include $2,111 in net charges, reflecting $4,076 in employee separation expenses offset by a net gain of $1,965 from disposed non-strategic assets. The employee separation expenses were the result of the elimination of 103 jobs, primarily sales, general and administrative support staff, during the fiscal year. Of the $4,076 of employee separation expenses, $3,272 had been paid prior to June 30, 2003, with the remainder expected to be paid during the first quarter of fiscal 2004. The $804 left to be paid is included in Employee Compensation and Related Costs in the June 30, 2003 Consolidated Balance Sheet. The $1,965 net gain on disposal of non-strategic assets represents $7,312 of gains offset by $5,347 of losses from the disposal of several assets during fiscal 2003 that were no longer expected to fit the Company's long-term business needs.

During fiscal 2002, the Company changed from an operator to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. The Company eliminated 134 positions, reflecting all full-time and part-time positions that directly supported the project's operations. All of these positions were eliminated by December 31, 2001. As a result of this operational change, the Company recorded special charges totaling $12,240, or $0.47 per share-diluted, during the first six months of fiscal 2002. The special charges included $10,439 in fixed asset write-offs, $842 in employee separation expenses and $959 in lease cancellation and contract termination fees. The fixed asset write-downs related primarily to leasehold improvements that were surrendered and therefore had no remaining value to the Company subsequent to the change in operations. All employee separation, lease cancellation and contract termination payments were made prior to June 30, 2002.

NOTE 13  COMMITMENTS AND CONTINGENCIES

The Company leases some of its office space, warehousing facilities, vineyards and equipment under non-cancelable leases accounted for as operating leases. Certain of these leases have options to renew. Rental expense amounted to $16,872, $15,638 and $8,059, respectively, for the year ended June 30, 2003, 2002 and 2001. The Company also leases land, machinery and equipment under capital leases. The minimum rental payments under non-cancelable operating and capital leases at June 30, 2003 are as follows:

                                                                                             Capital        Operating
Year Ending June 30,                                                                         Leases         Leases
                                                                                          ---------------------------
2004..................................................................................    $       144     $    18,044
2005..................................................................................            144          16,932
2006..................................................................................            144          15,507
2007..................................................................................            144          46,179
2008..................................................................................            144          58,020
Thereafter............................................................................          2,160         113,558
                                                                                          -----------     -----------
                                                                                                2,880     $   268,240
                                                                                                          ===========
Less amount representing interest.....................................................         (1,080)
                                                                                          -----------
Present value of minimum lease payments...............................................    $     1,800
                                                                                          ===========

Interest expense on capital lease obligations was $168, $225 and $282 for the year ended June 30, 2003, 2002 and 2001, respectively.

During fiscal 2002, the Company completed the sale and subsequent leaseback of certain vineyard land. Proceeds from the sale totaled $12,327, which was approximately equal to the land's net book value at the time of sale. The lease has been accounted for as an operating lease. The lease has an initial term of less than nineteen years with options to renew and lease payments totaling $1,172 per year.

The Company maintains master lease facilities that provide the capacity to fund up to $144,048, of which $120,667 had been utilized as of June 30, 2003. The facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases are classified as operating leases and they have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $102,524 as of June 30, 2003. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. In accordance with this Interpretation, the Company will be required to include in its consolidated financial statements the majority of the $120,667 of assets leased under its master lease facilities in the first quarter of fiscal 2004. As encouraged by the Interpretation, the Company is planning on restating prior period financial statements and will record a cumulative-effect adjustment at the beginning of the first year presented for the difference between the operating lease expense historically recorded and depreciation and interest expense. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

The Company has contracted with various growers and certain wineries to supply a large portion of its future grape requirements and a smaller portion of its future bulk wine requirements. These contracts range from one-year spot market purchases to longer-term agreements. While most of these contracts call for prices to be determined by market conditions, many long-term contracts provide for minimum grape or bulk wine purchase prices. The ultimate amount due under any of these contracts cannot be determined until the end of each year's harvest because the contracted amount varies based on vineyard grape yields, grape quality and grape market conditions.

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, results of its operations, or cash flows.

NOTE 14  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized, was $21,780, $21,870 and $19,378 for the year ended June 30, 2003, 2002 and 2001, respectively. Cash paid for income taxes was $11,098, $14,223 and $25,439 for the year ended June 30, 2003, 2002 and 2001, respectively.

The conversions of stock in fiscal 2003 and 2002 (Note 10) represent non-cash financing activities, which are not included in the Consolidated Statements of Cash Flows.

The tax benefits related to stock option plans in fiscal 2003, 2002 and 2001 (Note 9) and the recognition of forward exchange contracts in fiscal 2003 (Note
1) represent non-cash financing activities, which are not included in the Consolidated Statements of Cash Flows.

NOTE 15  QUARTERLY HIGHLIGHTS (Unaudited)

Selected highlights for each of the fiscal quarters during the year ended June 30, 2003 and 2002 are as follows:

                                                             1st             2nd             3rd             4th
                                                           Quarter         Quarter         Quarter         Quarter
                                                       -----------------------------------------------------------------
Year ended June 30, 2003:
Net revenues...........................................    $    98,606     $   141,094     $    92,164     $   120,809
Gross profit...........................................         41,333          60,047          29,783          43,302
Net income (loss)......................................          8,155           9,837          (1,643)            978
Earnings (loss) per share - basic......................           0.50            0.61           (0.10)           0.06
Earnings (loss) per share - diluted....................           0.50            0.60           (0.10)           0.06

Year ended June 30, 2002:
Net revenues...........................................    $    80,903     $   131,111     $   104,290     $   125,054
Gross profit...........................................         33,498          58,197          46,309          54,334
Net income (loss)......................................         (2,476)         10,252           7,583          10,157
Earnings (loss) per share - basic......................          (0.15)           0.64            0.47            0.63
Earnings (loss) per share - diluted....................          (0.15)           0.63            0.46            0.62


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.         CONTROLS AND PROCEDURES

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of June 30, 2003 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                                    PART III

ITEM     10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section entitled "Election of Directors" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on December 12, 2003, as filed with the Securities and Exchange Commission.

ITEM  11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on December 12, 2003, as filed with the Securities and Exchange Commission.

ITEM  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section entitled "Principal Shareholders" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on December 12, 2003, as filed with the Securities and Exchange Commission.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Transactions" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on December 12, 2003, as filed with the Securities and Exchange Commission.

ITEM  14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled "Appointment of Independent Auditors" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on December 12, 2003, as filed with the Securities and Exchange Commission.



                                     PART IV

ITEM  15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) The following documents are filed as part of this report:

                   1)    Financial Statements:                                                            Page
                         ---------------------                                                            ----

                         Report of Independent Auditors                                                     16

                         Consolidated Balance Sheets as of June 30, 2003 and 2002                           17

                         Consolidated Statements of Income for the years ended
                           June 30, 2003, 2002 and 2001                                                     18

                         Consolidated Statements of Changes in Shareholders' Equity
                           for the years ended June 30, 2003, 2002 and 2001                                 19

                         Consolidated Statements of Cash Flows for the years
                           ended June 30, 2003, 2002 and 2001                                               20

                         Notes to Consolidated Financial Statements                                      21-33


                   2)    Financial Statement Schedules:
                         ------------------------------

                         Schedule II    Valuation and Qualifying Accounts                                   38



                   3)    Exhibits:
                         ---------
                   (1)   Exhibit 3.1    Restated Articles of Incorporation
                   (2)   Exhibit 3.2    Certificate of Amendment of Articles of
                                        Incorporation filed on June 4, 1993.
                   (2)   Exhibit 3.3    Restated Bylaws.
                   (1)   Exhibit 10.1   Form of Registrant's Indemnification
                                        Agreement for Directors and Officers
                   (1)   Exhibit 10.2   Stock Buy-Sell Agreement between
                                        Registrant and the holders of Class B
                                        Common Stock, dated as of March 1, 1982
                   (1)   Exhibit 10.3   First Amendment to Stock Buy-Sell Agreement
                                        between Registrant and the holders of Class B
                                        Common Stock, dated as of March 8, 1993
                   (1)   Exhibit 10.4   Registration Rights Agreement between Registrant
                                        and the holders of Class B Common Stock, dated
                                        as of February 26, 1993
                   (1)   Exhibit 10.7   1993 Employee Stock Purchase Plan, and form of
                                        plan offering document thereunder
                   (1)   Exhibit 10.8   Second Amended and Restated Executive
                                        Incentive Compensation Plan, dated July 1, 1988,
                                        as amended effective June 30, 1992 and April 20, 1993
                   (1)   Exhibit 10.9   Retirement Restoration Plan, effective as of April 1, 1992
                   (1)   Exhibit 10.11  Form of Supplemental Long Term Disability
                                        Income Plan for certain Executive Officers of Registrant
                   (1)   Exhibit 10.12  Personal Services Agreement, dated as of
                                        February 26, 1993, between Registrant and
                                        Robert Mondavi
                   (1)   Exhibit 10.14  Grape Purchase Agreement, dated
                                        August 7, 1992, between Registrant and
                                        Frank E. Farella
                   (1)   Exhibit 10.20  $9,400,000 Promissory Note, Deed of Trust, Security
                                        Agreement and Fixture Filing, with Assignment of Rents
                                        as amended and Agreement Concerning Special
                                        Requirements, dated December 15, 1989, between
                                        Registrant and John Hancock Mutual Life Insurance
                                        Company


                   (1)   Exhibit 10.21  $4,900,000 Promissory Note, Deed of Trust, Security
                                        Agreement and Fixture Filing, with Assignment of Rents
                                        as amended and Agreement Concerning Special
                                        Requirements between Registrant and John Hancock
                                        Mutual Life Insurance Company
                   (1)   Exhibit 10.24  $5,600,000 Promissory Note, Deed of Trust, Security
                                        Agreement and Fixture Filing, with Assignment of Rents
                                        as amended and Agreement Concerning Special
                                        Requirements, dated December 29, 1989, between
                                        Registrant and John Hancock Mutual Life Insurance
                                        Company
                   (1)   Exhibit 10.28  Third Restatement of Joint Venture Agreement of
                                        Opus One dated January 1, 1991, between Robert
                                        Mondavi Investments and B.Ph.R. (California), Inc.
                   (3)   Exhibit 10.34  Note Agreement dated December 1, 1994.
                   (4)   Exhibit 10.36  Amended and Restated 1993 Non-Employee
                                        Directors' Stock Option Plan.
                   (4)   Exhibit 10.37  Note Agreement dated July 8, 1996.
                   (5)   Exhibit 10.38  Amended and Restated 1993 Equity Incentive Plan.
                   (6)   Exhibit 10.39  The Robert Mondavi Corporation Deferred Compensation Plan
                                        dated effective October 1, 1996.
                   (6)   Exhibit 10.40  The Robert Mondavi Corporation Deferred
                                        Compensation Plan for Directors dated effective
                                        January 1, 1997.
                   (6)   Exhibit 10.41  $95,000,000 Note Agreement dated as of January 29, 1998.
                   (6)   Exhibit 10.42  $50,000,000 Note Purchase Agreement dated as of
                                        March 28, 2000.
                   (6)   Exhibit 10.43  First Supplement to Note Purchase Agreement dated as of
                                        January 30, 2001 and consisting of
                                        $45,000,000 Senior Notes and $10,000,000
                                        Senior Notes.
                   (6)   Exhibit 10.44  Second Supplement to Note Purchase Agreement dated as of April 5, 2001 and consisting of $30,000,000
                                        Senior Notes.
                   (6)   Exhibit 10.45  Robert Mondavi Properties, Inc. Lease Financing of
                                        Vineyard Facilities dated as of October 29, 1999.
                   (6)   Exhibit 10.46  First Omnibus Amendment dated as of February 17, 2000 to Robert Mondavi Properties, Inc. Lease Financing of
                                        Vineyard Facilities.
                   (6)   Exhibit 10.47  R.M.E., Inc. Lease Financing of Lodi Distribution
                                        Facilities dated as of July 14, 2000.
                   (6)   Exhibit 10.48  First Omnibus Amendment dated as of May 11, 2001 to
                                        R.M.E., Inc. Lease Financing of Lodi Distribution
                                        Facilities.
                   (6)   Exhibit 10.49  Second Omnibus Amendment dated as of March 31, 2000 to
                                        Robert Mondavi Properties, Inc. Lease Financing
                                        of Vineyard Facilities.
                   (6)   Exhibit 10.50  Third Omnibus Amendment dated as of June 23, 2000 to
                                        Robert Mondavi Properties, Inc. Lease Financing
                                        of Vineyard Facilities.
                   (6)   Exhibit 10.51  Fourth Omnibus Amendment dated as of July 12, 2001 to
                                        Robert Mondavi Properties, Inc. Lease Financing
                                        of Vineyard Facilities.
                   (6)   Exhibit 10.52  $150,000,000 Syndicated Senior Credit Facility dated as of December 14, 2001.
                   (7)   Exhibit 10.53  Employment Agreement dated as of May 1, 2001 between
                                        Registrant and Gregory M. Evans.
                   (7)   Exhibit 10.54  Employment Agreement dated as of July 1, 2001 between
                                        Registrant and Henry J. Salvo.
                   (8)   Exhibit 10.55  Amended and Restated 1993 Equity Incentive Plan.
                         Exhibit 10.56  First Amendment, dated as of June
                                        16, 2003, to $150,000,000 Syndicated
                                        Senior Credit Facility dated as of
                                        December 14, 2001.
                   (1)   Exhibit 21     Subsidiaries of the Registrant
                         Exhibit 23     Consent of PricewaterhouseCoopers LLP
                         Exhibit 31.1   Certification by Gregory M. Evans
                                        pursuant to Rule 13a-14(a) of the
                                        Securities Exchange Act of 1934
                         Exhibit 31.2   Certification by Henry J. Salvo, Jr. pursuant to Rule
                                        13a-14(a) of the Securities Exchange Act of 1934



                         Exhibit 32.1   Certification by Gregory M. Evans pursuant to 18
                                        U.S.C. Section 1350, as adopted pursuant to Section
                                        906 of the Sarbanes-Oxley Act of 2002
                         Exhibit 32.2   Certification by Henry J. Salvo, Jr. pursuant to 18
                                        U.S.C. Section 1350, as adopted pursuant to Section
                                        906 of the Sarbanes-Oxley Act of 2002

                     (1)   Incorporated by reference to Registration Statement
                           on Form S-1 filed on April 23, 1993.
                     (2)   Incorporated by reference to Amendment No. 3 to
                           Registration Statement on Form S-1 filed on June 7, 1993.
                     (3)   Incorporated by reference to Quarterly Report on Form
                           10-Q for the quarterly period ended December 31,
                           1994.
                     (4)   Incorporated by reference to Annual Report on Form
                           10-K for the annual period ended June 30, 1996.
                     (5)   Incorporated by reference to Annual Report on Form
                           10-K for the annual period ended June 30, 1998.
                     (6)   Incorporated by reference to Annual Report on Form
                           10-K for the annual period ended June 30, 2002.
                     (7)   Incorporated by reference to Quarterly Report on Form
                           10-Q for the quarterly period ended September 30,
                           2002.
                     (8)   Incorporated by reference to Quarterly Report on Form
                           10-Q for the quarterly period ended December 31,
                           2002.

         (b) A Current Report on Form 8-K was filed on April 24, 2003, in which the Company announced results for the third quarter of fiscal 2003.

                  A Current Report on Form 8-K was filed on July 31, 2003, in which the Company announced results for the fourth quarter of fiscal 2003.




                 Schedule II--Valuation and Qualifying Accounts
                         Three Years Ended June 30, 2003
                                 (In Thousands)


                                                                        Additions
                                                              -----------------------------
                                               Balance at      Charged to      Charged                       Balance
                                               Beginning       Costs and       To Other                      at End
                                               of Year         Expenses        Accounts       Deductions     of Year
                                              --------------- -------------- --------------  -------------   ----------
Year Ended June 30, 2001:
Allowance for uncollectible accounts........  $   500       $    123             - -        $    123 (1)     $     500
Inventory reserves for write down
  to net realizable value...................    1,464            756             - -             138             2,082

Year Ended June 30, 2002:
Allowance for uncollectible accounts........  $   500       $      6             - -        $      6 (1)     $     500
Inventory reserves for write down
  to net realizable value...................    2,082          3,219             - -           2,919             2,382

Year Ended June 30, 2003:
Allowance for uncollectible accounts........  $   500       $    136             - -        $    136 (1)     $     500
Inventory reserves for write down
  to net realizable value...................    2,382         15,445             - -          15,136             2,691


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


Signature                                   Title                                                Date
---------                                   -----                                                ----


/s/ R. MICHAEL MONDAVI
----------------------
R. Michael Mondavi             Chairman of the Board                                          September 26, 2003

/s/ TIMOTHY J. MONDAVI
----------------------
Timothy J. Mondavi             Vice Chairman, Winegrower and Director                         September 26, 2003

/s/ GREGORY M. EVANS
----------------------
Gregory M. Evans               President, Chief Executive Officer and Director                September 26, 2003

/s/ HENRY J. SALVO, JR.
----------------------
Henry J. Salvo, Jr.            Chief Financial Officer
                               (Executive Vice President and Accounting Officer)              September 26, 2003

/s/ MARCIA MONDAVI BORGER
-------------------------
Marcia Mondavi Borger          Director                                                       September 26, 2003

/s/ FRANK E. FARELLA
----------------------
Frank E. Farella               Director                                                       September 26, 2003

/s/ PHILIP GREER
----------------------
Philip Greer                   Director                                                       September 26, 2003

/s/ SIR ANTHONY GREENER
----------------------
Sir Anthony Greener            Director                                                       September 26, 2003

/s/ BARTLETT R. RHOADES
----------------------
Bartlett R. Rhoades            Director                                                       September 26, 2003

/s/ JOHN M. THOMPSON
----------------------
John M. Thompson               Director                                                       September 26, 2003
