Form 10-Q
period 2003-09-30
MONDAVI ROBERT CORP
filed 2003-11-14
CIK 902276

________________________________________________________________________________


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  September 30, 2003
                                       ----------------------

                                            or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from_______________to__________________


Commission File Number:     33-61516
                       -------------------

                         THE ROBERT MONDAVI CORPORATION


     Incorporated under the laws                I.R.S. Employer Identification:
     of the State of California                           94-2765451


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

Yes             X          No
           ------------            ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             X          No
           ------------            ------------

As of October 31, 2003, there were issued and outstanding 9,881,110 shares of the issuer's Class A Common Stock and 6,498,195 share of the issuer's Class B Common Stock.

________________________________________________________________________________


                        The Robert Mondavi Corporation

                                     PART I


Item 1.  Financial Statements.


                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,      June 30,
                                                                                      ------------------------------
(In thousands, except share data)                                                           2003            2003
                                                                                      ------------------------------
                                                                                         Unaudited
ASSETS
Current assets:
  Cash................................................................................    $      - -      $    1,339
  Accounts receivable, net............................................................        91,576          96,111
  Inventories.........................................................................       431,735         392,635
  Prepaid expenses and other current assets...........................................         7,805          12,545
                                                                                          ----------      ----------
    Total current assets..............................................................       531,116         502,630

Property, plant and equipment, net....................................................       408,926         416,110
Investments in joint ventures.........................................................        37,913          30,763
Other assets..........................................................................        11,439          11,674
                                                                                          ----------      ----------
    Total assets..................................................................        $  989,394      $  961,177
                                                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Book overdraft......................................................................    $    2,361      $      - -
  Short-term borrowings...............................................................         5,000           5,000
  Accounts payable....................................................................        68,170          28,727
  Employee compensation and related costs.............................................        14,513          13,987
  Accrued interest....................................................................         3,589           7,115
  Other accrued expenses..............................................................         6,038           7,317
  Current portion of long-term debt...................................................         8,809           9,837
                                                                                          ----------      ----------

    Total current liabilities.........................................................       108,480          71,983

Long-term debt, less current portion..................................................       376,511         397,889
Deferred income taxes.................................................................        32,965          30,610
Deferred executive compensation.......................................................         6,826           6,508
Other liabilities.....................................................................         3,112           3,193
                                                                                          ----------      ----------
      Total liabilities...............................................................       527,894         510,183
                                                                                          ----------      ----------
Commitment and contingencies
Shareholders' equity
  Preferred Stock: authorized - 5,000,000 shares;
    issued and outstanding - no shares................................................          - -              - -
  Class A Common Stock, without par value: authorized - 25,000,000 shares;
    issued and outstanding - 9,837,638 and 9,734,645 shares...........................        96,137          95,909
  Class B Common Stock, without par value: authorized - 12,000,000 shares;
    issued and outstanding - 6,521,734 and 6,621,734 shares...........................        10,475          10,636
  Paid in capital.....................................................................        11,584          11,579
  Retained earnings...................................................................       343,700         333,852
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment.................................................          (360)         (1,269)
    Forward contracts.................................................................           (36)            287
                                                                                          ----------      ----------
      Total shareholders' equity......................................................       461,500         450,994
                                                                                          ----------      ----------
        Total liabilities and shareholders' equity....................................    $  989,394      $  961,177
                                                                                          ==========      ==========

                        See Notes to Consolidated Financial Statements.


                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                      ------------------------------
(Unaudited) (In thousands, except share data)                                               2003             2002
                                                                                      ------------------------------
Revenues..............................................................................    $  108,786      $  103,460
Less excise taxes.....................................................................         4,849           4,854
                                                                                          ----------      ----------
Net revenues..........................................................................       103,937          98,606

Cost of goods sold....................................................................        61,924          57,957
                                                                                          ----------      ----------
Gross profit..........................................................................        42,013          40,649

Selling, general and administrative expenses..........................................        28,730          29,906
                                                                                          ----------      ----------
Operating income......................................................................        13,283          10,743

Other (income) expense:
  Interest............................................................................         5,540           5,292
  Equity income from joint ventures...................................................        (8,006)         (7,321)
  Other...............................................................................           240             (16)
                                                                                          ----------      ----------
Income before income taxes............................................................        15,509          12,788

Provision for income taxes............................................................         5,661           4,732
                                                                                          ----------      ----------
Net income............................................................................    $    9,848      $    8,056
                                                                                          ==========      ==========
Earnings per share - basic............................................................    $     0.60      $     0.50
                                                                                          ==========      ==========
Earnings per share - diluted..........................................................    $     0.60      $     0.49
                                                                                          ==========      ==========

Weighted average number of shares outstanding - basic.................................        16,358          16,215
                                                                                          ==========      ==========
Weighted average number of shares outstanding - diluted...............................        16,404          16,363
                                                                                          ==========      ==========

See Notes to Consolidated Financial Statements.





                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                          ---------------------------
(Unaudited, in thousands)                                                                     2003             2002
                                                                                          ---------------------------
Cash flows from operating activities:
Net income............................................................................    $    9,848      $    8,056
Adjustments to reconcile net income to net cash flows
  from operating activities:
  Deferred income taxes...............................................................         1,612             (33)
  Depreciation and amortization.......................................................         6,048           6,189
  Equity income from joint ventures...................................................        (8,006)         (7,321)
  Distributions of earnings from joint ventures.......................................           - -           1,509
  Net gain on sale of assets..........................................................        (1,617)            - -
  Other...............................................................................           - -             808
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable, net..........................................................         4,535          10,510
    Inventories.......................................................................       (37,368)        (54,650)
    Other assets......................................................................         5,035          (1,870)
    Accounts payable and accrued expenses.............................................        35,022          52,251
    Deferred executive compensation...................................................           318             311
    Other liabilities.................................................................           (81)           (111)
                                                                                          ----------      ----------
Net cash flows from operating activities..............................................        15,346          15,649
                                                                                          ----------      ----------
Cash flows from investing activities:
Acquisitions of property, plant and equipment.........................................        (7,115)        (13,235)
Proceeds from sale of assets..........................................................         2,131             - -
Contributions of capital to joint ventures............................................           - -            (499)
Increase in restricted cash...........................................................            (8)            (21)
                                                                                          ----------      ----------
Net cash flows from investing activities..............................................        (4,992)        (13,755)
                                                                                          ----------      ----------
Cash flows from financing activities:
Book overdraft........................................................................         2,361          10,100
Net repayments under credit lines.....................................................       (14,000)         (8,400)
Proceeds from issuance of long-term debt..............................................         2,722           3,644
Principal repayments of long-term debt................................................        (3,297)         (6,844)
Exercise of Class A Common Stock options..............................................            67              54
Other.................................................................................           454            (448)
                                                                                          ----------      ----------
Net cash flows from financing activities..............................................       (11,693)         (1,894)
                                                                                          ----------      ----------

Net change in cash....................................................................        (1,339)            - -
Cash at the beginning of the period...................................................         1,339             - -
                                                                                          ----------      ----------
Cash at the end of the period.........................................................     $     - -      $      - -
                                                                                          ==========      ==========
See Notes to Consolidated Financial Statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2003, its results of operations for the three month periods ended September 30, 2003 and 2002 and its cash flows for the three month periods ended September 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements. In addition, certain fiscal 2003 balances have been reclassified to conform with the current year presentation. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, on file at the Securities and Exchange Commission.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company maintains master lease facilities that enable the leasing of certain real property (predominantly vineyards) and equipment to be constructed or acquired and that qualify as variable interest entities with the Company as the primary beneficiary. Accordingly, the Company has adopted the provisions of Interpretation 46, effective July 1, 2003, and has included in its consolidated financial statements the assets, and related liabilities, leased under its master lease facilities. As a result, property, plant, and equipment and long-term debt were increased by $114,095 and $114,557, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1,754, $826, and $1,390, respectively, at June 30, 2003. Also, as encouraged by the Interpretation, the Company has restated prior period financial statements back to July 1, 2001. As a result, property, plant, and equipment and long-term debt were increased by $108,547 and $108,546, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1,402, $524, and $877, respectively, at September 30, 2002. Net income for the quarter ended September 30, 2002, was reduced by $99. On July 1, 2001, property, plant, and equipment and long-term debt were increased by $88,292.

Earnings per share
Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their inclusion would have an antidilutive effect. These antidilutive securities, which consisted solely of stock options, stated as equivalent shares of common stock, amounted to 1,426,000 and 913,000, respectively, for the three months ended September 30, 2003 and 2002.

In computing basic earnings per share for all periods presented, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for all periods is identical to the computation of basic earnings per share except that the weighted-average shares outstanding (denominator) has been increased by 46,000 and 148,000, respectively for the three months ended September 30, 2003 and 2002, to include the dilutive effect of stock options outstanding.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

At September 30, 2003, the Company had outstanding forward exchange contracts, hedging primarily European euro purchases of barrels and corks, Australian dollar purchases of software and wine, and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $4,366. Using exchange rates outstanding as of September 30, 2003, the U.S. dollar equivalent of the contracts totaled $4,685.

Stock-based compensation
The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income for the three month periods ended September 30, 2003 or 2002 as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement 148.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

                                                                                             Three Months Ended
                                                                                               September 30,
                                                                                          --------------------------
                                                                                            2003            2002
                                                                                          --------------------------
Net income, as reported...............................................................    $    9,848      $    8,056
Less total stock-based compensation expense determined under
   fair value based method for all awards, net of tax effects.........................          (754)           (827)
                                                                                          ----------      ----------
Pro forma net income..................................................................    $    9,094      $    7,229
                                                                                          ==========      ==========

Earnings per share:
  Basic, as reported..................................................................    $     0.60      $     0.50
                                                                                          ==========      ==========
  Basic, pro forma....................................................................    $     0.56      $     0.45
                                                                                          ==========      ==========
  Diluted, as reported................................................................    $     0.60      $     0.49
                                                                                          ==========      ==========
  Diluted, pro forma..................................................................    $     0.55      $     0.44
                                                                                          ==========      ==========

For purposes of calculating compensation cost using the fair value-based method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and 2003, respectively: dividend yield of 0% for all periods; expected volatility of 42% and 43%; risk-free interest rates of 3.08% and 3.18%; and expected lives of three to five years for all periods. The weighted-average grant-date fair value of options granted during fiscal 2004 and 2003, respectively, was $11.27 and $13.54 per share.

NOTE 2  INVENTORIES

Inventories consist of the following:

                                                                                          September 30,    June 30,
                                                                                          ---------------------------
                                                                                             2003            2003
                                                                                          ---------------------------
Wine in production....................................................................    $   245,972     $   224,064
Bottled wine..........................................................................        170,960         145,842
Crop costs and supplies...............................................................         14,803          22,729
                                                                                          -----------     -----------
                                                                                          $   431,735     $   392,635
                                                                                          ===========     ===========

Inventories are valued at the lower of cost or market. Inventory and cost of goods sold are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops, winemaking and other costs associated with

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

the manufacturing of product for resale are recorded as inventory. The Company's acquisition of Arrowood Vineyards and Winery in fiscal 2001 resulted in the allocation of purchase price to inventories in excess of book value. This difference between the original book value and the fair market value of the inventory upon acquisition is referred to as inventory step-up. Included in inventory at September 30, 2003 and June 30, 2003, respectively, was $2,218 and $2,837 of inventory step-up remaining from the acquisition.

NOTE 3  ASSETS HELD FOR SALE

During fiscal 2003, the Company determined that certain of its vineyard and other assets were no longer expected to fit its long-term grape sourcing needs or meet its long-term financial objectives. At that time, assets with a combined book value of $57,752 were identified for potential future sale. These assets are expected to be held and used while the Company executes the sale of the assets. At September 30, 2003, the net book value of the remaining assets held for sale totaled $42,096. The Company believes that this value is recoverable and it does not exceed fair value.

During the first quarter of fiscal 2004, the Company sold a non-strategic asset to a related party at a price determined using independent appraisers. The transaction resulted in a gain of $2.0 million, and was included in Selling, General and Administrative Expenses in the Consolidated Statements of Income.

NOTE 4  INVESTMENTS IN JOINT VENTURES

                                                                                           September 30,   June 30,
                                                                                          --------------------------
nvestments in joint ventures are as follows:                                               2003            2003
                                                                                          --------------------------
Opus One..............................................................................    $   16,265       $  10,695
Chile.................................................................................         6,161           6,160
Italy.................................................................................         6,980           6,662
Ornellaia.............................................................................         5,614           4,334
Australia.............................................................................         2,541           2,295
Other.................................................................................           352             617
                                                                                          ----------       ---------
                                                                                          $   37,913       $  30,763
                                                                                          ==========       =========

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

The Company's investment in each joint venture increases or decreases each period for its share of income and losses (equity income) from each joint venture and for any contributions of capital to or distributions of earnings from the joint ventures. During the quarter ended September 30, 2003, no contributions of capital were made to nor were any distributions or earnings received from the Company's joint ventures.

The condensed combined statements of operations of the joint ventures are summarized below. The Company's equity income from joint ventures differs from the amount that would be obtained by applying the Company's ownership interest to the net income of these entities due to the elimination of intercompany profit in inventory.

Statements of Operations                                                                      Three Months Ended
                                                                                                September 30,
                                                                                          --------------------------
                                                                                            2003            2002
                                                                                          --------------------------
Net revenues..........................................................................    $   31,835       $  35,394
Cost of goods sold....................................................................         9,020           9,372
                                                                                          ----------       ---------
Gross profit..........................................................................        22,815          26,022
Other expenses........................................................................         9,751          11,526
                                                                                          ----------       ---------
Net income............................................................................    $   13,064       $  14,496
                                                                                          ==========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

NOTE 5  COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments designated as cash-flow hedges. Comprehensive income for the three months ended September 30, 2003 and 2002 was as follows:

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                          --------------------------
                                                                                            2003            2002
                                                                                          --------------------------
Net income............................................................................    $    9,848       $   8,056
Foreign currency translation adjustment, net of tax...................................           909            (451)
Forward contracts, net of tax.........................................................          (323)            151
                                                                                          ----------       ---------
Comprehensive income..................................................................    $   10,434       $   7,756
                                                                                          ==========       =========

NOTE 6  COMMITMENTS AND CONTINGENCIES

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

NOTE 7  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized, was $9,066 and $8,949 for the three month periods ended September 30, 2003 and 2002, respectively. Cash paid for income taxes was $38 and $4,198 for the three month periods ended September 30, 2003 and 2002, respectively.

During the quarter ended September 30, 2003, the Company completed the sale and subsequent leaseback of certain equipment. Proceeds from the sale totaled $7,712, which resulted in a loss on disposition of $434. The new lease has been accounted for as an operating lease, has a term of approximately five years, and has lease payments totaling $621 per year.

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

Sales volume for the first quarter ended September 30, 2003, increased by 2.0% to 2.1 million cases and net revenues increased by 5.4% to $103.9 million. The Company reported net income of $9.8 million, or $0.60 per share-diluted, for the period ended September 30, 2003, compared to net income of $8.1 million, or $0.49 per share-diluted, a year ago. The increase in net revenues and net income from the same period last year is detailed below in the Results of Operations discussion, but can be primarily linked to the Company's increased investment in its core brands, continued development of new products, the positive impact from the streamlining of the Company's operations and organization structure in the second half of fiscal 2003, and a net gain realized from the sale of non-strategic assets. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, for further discussion of the operations and organizational changes.

RESULTS OF OPERATIONS

First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

Net Revenues - Net revenues increased by 5.4% to $103.9 million and shipments rose 2.0% to 2.1 million cases. The increase in volume is driven by growth in the Robert Mondavi Winery brand, Robert Mondavi Private Selection brand and the Company's import portfolio, which increased 16%, 9% and 21%, respectively, and from the introduction of several new products (including Papio and Woodbridge Select Vineyard Series). The increase in net revenues, incremental to volume, is a result of positive sales mix towards brands with higher net revenues per case, which increased to $48.80 in the current quarter from $47.20 in the prior year's quarter. Net revenues also includes revenue from the sale of surplus bulk wines, which increased by $1.3 million from the prior year.

Cost of Goods Sold - Cost of goods sold increased by 6.8% to $61.9 million, reflecting increased sales volume of 2.0%, an increase from the prior year quarter in the cost associated with sales of surplus bulk wine of 0.8%, and a 4.0% increase due to the shift in product mix toward brands with both higher net revenues per case and higher costs per case.

Gross Profit - As a result of the above factors, the gross profit percentage decreased to 40.4% from 41.2% in the same period last year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased by $1.2 million, or 4.0%, reflecting a net gain of $1.5 million related to the sale of certain non-strategic assets offset by additional sales and marketing spending in support of the increase in sales. The ratio of selling, general and administrative expenses to net revenues decreased to 27.6% from 30.3% a year ago, reflecting the net gain on the sale of non-strategic assets coupled with general and administrative cost savings resulting from the fiscal 2003 organization changes.

Interest - Interest expense increased by $0.2 million or 4.7%, primarily reflecting a $0.4 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects that was partially offset by a decrease in average borrowings outstanding.

Equity Income from Joint Ventures - The Company reported equity income from joint ventures of $8.0 million compared to income of $7.3 million in the prior year quarter, primarily reflecting a $1.4 million reduction from the prior year quarter in the amount of Ornellaia inventory step-up recorded offset by a decrease of $0.9 million from the Opus One venture.

Income Tax Provision - The Company's effective tax rate was 36.5% compared to 37.0% last year.

Net Income and Earnings Per Share - As a result of the above factors, the Company reported net income of $9.8 million, or $0.60 per share-diluted, compared to net income of $8.1 million, or $0.49 per share-diluted, a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 30, 2003, was $422.6 million compared to $430.6 million at June 30, 2003. The $8.0 million decrease in working capital was primarily attributable to a $4.5 million decrease in accounts receivable and a $4.7 million decrease in prepaid expenses and other current assets. The increase in inventories of $39.1 million, which is a result of ongoing harvest, is offset by an increase of $36.5 million in current liabilities, primarily financing grower payables.

Cash provided by operations totaled $15.3 million, primarily reflecting net income of $9.8 million, $4.4 million of non-cash items (depreciation, amortization, and net gain on sale of assets), an increase in deferred tax liabilities of $1.6 million, and $7.5 million from the net change in current and other assets and liabilities, offset by $8.0 million in equity income from joint ventures (no distributions from joint ventures of earnings were received this quarter). Cash used in investing activities totaled $5.0 million, primarily reflecting $7.1 million of capital purchases offset by proceeds of $2.1 million from the sale of certain assets. Cash used in financing activities totaled $11.7 million, primarily reflecting net repayments of debt. As a result of these activities, the Company went from cash on hand of $1.3 million at June 30, 2003 to a book overdraft position of $2.4 million at September 30, 2003.

The Company has an unsecured credit line that has maximum credit availability of $150.0 million and expires on December 14, 2004. The Company had $5.0 million outstanding under this facility at September 30, 2003, all of which is borrowed under a short-term swing-line facility and is included in Short-Term Borrowings in the Consolidated Balance Sheets. The Company also has $385.3 million of fixed rate debt and capital lease obligations outstanding at September 30, 2003, of which $8.8 million is classified as current at quarter end.

The Company maintains master lease facilities that provide the capacity to fund up to $129.4 million, of which $109.4 million had been utilized as of September 30, 2003. The facilities enable the Company to lease certain real property and equipment to be constructed or acquired. The leases have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $90.8 million as of September 30, 2003. Effective July 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board
(FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities", and included in its consolidated financial statements the assets, and related liabilities, leased under the master lease facilities. Also, as encouraged by the Interpretation, the Company has restated prior period financial statements. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

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

Management believes that the Company will support its operating and capital needs and its debt service requirements through internally generated funds for the foreseeable future, but will utilize available short-term borrowings to support seasonal and quarterly fluctuations in cash requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes from the items disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, on file at the Securities and Exchange Commission.

Item 4.  Controls and Procedures.

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

2)       Form 8-K:

               A Current Report on Form 8-K was filed on October 23, 2003, in which the Company announced results for its first quarter of fiscal 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  THE ROBERT MONDAVI CORPORATION


Dated:   November 14, 2003                        By /s/ HENRY J. SALVO, JR.
                                                     ---------------------------
                                                         Henry J. Salvo, Jr.
                                                         Chief Financial Officer


                           Forward-looking Statements
                           --------------------------

This announcement and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, anticipated future investment in vineyards and other capital projects, the premium wine grape market and the premium wine industry generally. Actual results may differ materially from the Company's present expectations. Among other things, a soft economy, a downturn in the travel and entertainment sector, risk associated with continued worldwide conflict, reduced consumer spending, or changes in consumer preferences could reduce demand for the Company's wines. Similarly, increased competition or changes in tourism to the Company's California properties could affect the Company's volume and revenue growth outlook. The supply and price of grapes, the Company's most important raw material, is beyond the Company's control. A shortage of grapes might constrict the supply of wine available for sale and cause higher grape costs that put more pressure on gross profit margins. A surplus of grapes might allow for greater sales and lower grape costs, but it might also result in more competition and pressure on selling prices or marketing spending. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending, which in turn could impact the Company's profit margins. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, on file with the Securities and Exchange Commission. For these and other reasons, no forward-looking statement by the Company can nor should be taken as a guarantee of what will happen in the future.