Form 10-Q
period 2003-12-31
MONDAVI ROBERT CORP
filed 2004-02-17
CIK 902276

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                _______________________________________________

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended    December 31, 2003
                              _________________________

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________


Commission File Number:    33-61516
                       __________________

                         THE ROBERT MONDAVI CORPORATION

            Incorporated under the laws     I.R.S. Employer Identification:
            of the State of California               94-2765451


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

As of January 31, 2004, there were issued and outstanding 10,351,629 shares of the issuer's Class A Common Stock and 6,065,718 share of the issuer's Class B Common Stock.

================================================================================


                                     PART I
Item 1.  Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,      June 30,
                                                                                      ----------------------------------
(In thousands, except share data)                                                           2003            2003
                                                                                      ----------------------------------
                                                                                         Unaudited
ASSETS
Current assets:
  Cash..........................................................................          $    4,808      $    1,339
  Accounts receivable, net......................................................             110,467          96,111
  Inventories...................................................................             421,921         392,635
  Prepaid expenses and other current assets.....................................               7,819          12,545
                                                                                          ----------      ----------
    Total current assets........................................................             545,015         502,630

Property, plant and equipment, net..............................................             406,359         416,110
Investments in joint ventures...................................................              33,098          30,763
Other assets, net...............................................................              11,222          11,674
                                                                                          ----------      ----------
        Total assets............................................................          $  995,694      $  961,177
                                                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.........................................................          $      - -      $    5,000
  Accounts payable..............................................................              54,262          28,727
  Employee compensation and related costs.......................................              13,258          13,987
  Accrued interest..............................................................               6,792           7,115
  Other accrued expenses........................................................              14,820           7,317
  Current portion of long-term debt.............................................              17,888           9,837
                                                                                          ----------      ----------
    Total current liabilities...................................................             107,020          71,983

Long-term debt, less current portion............................................             367,022         397,889
Deferred income taxes...........................................................              36,640          30,610
Deferred executive compensation.................................................               7,374           6,508
Other liabilities...............................................................               3,031           3,193
                                                                                          ----------      ----------
    Total liabilities...........................................................             521,087         510,183
                                                                                          ----------      ----------

Commitment and contingencies

Shareholders' equity
  Preferred Stock: authorized - 5,000,000 shares;
    issued and outstanding - no shares..........................................                 - -             - -
  Class A Common Stock, without par value: authorized - 25,000,000 shares;
    issued and outstanding - 10,083,970 and 9,734,645 shares....................              97,280          95,909
  Class B Common Stock, without par value: authorized - 12,000,000 shares;
    issued and outstanding - 6,325,767 and 6,621,734 shares.....................              10,157          10,636
  Paid in capital...............................................................              11,930          11,579
  Retained earnings.............................................................             353,132         333,852
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment...........................................               2,027          (1,269)
    Forward contracts...........................................................                  81             287
                                                                                          ----------      ----------
      Total shareholders' equity................................................             474,607         450,994
                                                                                          ----------      ----------
        Total liabilities and shareholders' equity..............................          $  995,694      $  961,177
                                                                                          ==========      ==========


See Notes to Consolidated Financial Statements.



                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                                           Three Months Ended            Six Months Ended
                                                                              December 31,                 December 31,
                                                                       ------------- -------------- -------------- -------------
(In thousands, except share data)                                           2003          2002            2003          2002
                                                                       ------------- -------------- -------------- -------------

Revenues.............................................................  $    154,890  $     148,288  $     263,676  $    251,748
Less excise taxes....................................................         7,549          7,194         12,398        12,048
                                                                       ------------  -------------  -------------  ------------
Net revenues.........................................................       147,341        141,094        251,278       239,700
Cost of goods sold...................................................        87,802         81,759        149,726       139,716
                                                                       ------------  -------------  -------------  ------------
Gross profit.........................................................        59,539         59,335        101,552        99,984
Selling, general and administrative expenses.........................        35,904         36,716         64,634        66,622
Special charges......................................................           - -          3,110            - -         3,110
                                                                       ------------  -------------  -------------  ------------
Operating income.....................................................        23,635         19,509         36,918        30,252
Other (income) expense:
  Interest...........................................................         5,660          5,534         11,200        10,826
  Equity (income) loss from joint ventures...........................         3,549         (1,074)        (4,457)       (8,395)
  Other..............................................................          (427)          (408)          (187)         (424)
                                                                       ------------  -------------  -------------  ------------
Income before income taxes...........................................        14,853         15,457         30,362        28,245
Provision for income taxes...........................................         5,421          5,718         11,082        10,450
                                                                       ============  =============  =============  ============
Net income...........................................................  $      9,432  $       9,739  $      19,280  $     17,795
                                                                       ============  =============  =============  ============
Earnings per share - basic...........................................  $       0.58  $        0.60  $        1.18  $       1.10
                                                                       ============  =============  =============  ============
Earnings per share - diluted.........................................  $       0.57  $        0.59  $        1.17  $       1.09
                                                                       ============  =============  =============  ============
Weighted average number of shares outstanding - basic................        16,365         16,235         16,361        16,225
                                                                       ============  =============  =============  ============
Weighted average number of shares outstanding - diluted..............        16,513         16,383         16,447        16,372
                                                                       ============  =============  =============  ============

See Notes to Consolidated Financial Statements.



                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                                Six Months Ended
                                                                                                  December 31,
                                                                                        ----------------------------------
(In thousands)                                                                                2003             2002
                                                                                        ----------------------------------
Cash flows from operating activities:
Net income............................................................................    $    19,280      $    17,795
Adjustments to reconcile net income to net cash flows
  from operating activities:
  Deferred income taxes...............................................................          3,158              (61)
  Depreciation and amortization.......................................................         12,207           12,391
  Equity income from joint ventures...................................................         (4,457)          (8,395)
  Distributions of earnings from joint ventures.......................................          4,892            7,619
  Special charges, net................................................................            - -            3,110
  Net gain on sale of assets..........................................................         (1,493)             - -
  Other...............................................................................            - -            1,099
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable, net..........................................................        (14,356)          (2,359)
    Inventories.......................................................................        (26,746)         (52,039)
    Other assets......................................................................          5,387             (625)
    Accounts payable and accrued expenses.............................................         32,375           48,605
    Deferred executive compensation...................................................            866              671
    Other liabilities.................................................................           (162)            (186)
                                                                                           ----------       ----------
Net cash flows from operating activities..............................................         30,951           27,625
                                                                                           ----------       ----------

Cash flows from investing activities:
Acquisitions of property, plant and equipment.........................................        (10,472)         (18,241)
Proceeds from sale of assets..........................................................          2,027               77
Contributions of capital to joint ventures............................................            - -           (1,468)
Increase in restricted cash...........................................................            (20)             (42)
                                                                                           ----------       ----------
Net cash flows from investing activities..............................................         (8,465)         (19,674)
                                                                                           ----------       ----------

Cash flows from financing activities:
Book overdraft........................................................................            - -              689
Net repayments under credit lines.....................................................        (19,000)          (6,500)
Proceeds from issuance of long-term debt..............................................          4,375            6,822
Principal repayments of long-term debt................................................         (5,360)          (9,368)
Proceeds of issuance of Class A Common Stock..........................................            - -              260
Exercise of Class A Common Stock options..............................................            892              462
Other.................................................................................             76             (316)
                                                                                           ----------       ----------
Net cash flows from financing activities..............................................        (19,017)          (7,951)
                                                                                           ----------       -----------

Net change in cash....................................................................          3,469              - -
Cash at the beginning of the period...................................................          1,339              - -
                                                                                           ----------       ----------
Cash at the end of the period.........................................................     $    4,808       $      - -
                                                                                           ==========       ==========
See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited, dollars in thousands, except share data)

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2003, its results of operations for the three and six month periods ended December 31, 2003 and 2002 and its cash flows for the six month periods ended December 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements. In addition, certain fiscal 2003 balances have been reclassified to conform with the current year presentation. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, on file at the Securities and Exchange Commission.

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements". Interpretation No. 46 establishes accounting guidance for the consolidation of variable interest entities that function to support the activities of the primary beneficiary and applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company maintains master lease facilities that enable the leasing of certain real property (predominantly vineyards) to be constructed or acquired and that qualify as variable interest entities with the Company as the primary beneficiary. Accordingly, the Company has adopted the provisions of FIN 46, effective July 1, 2003, and has included in its consolidated financial statements the assets, and related liabilities, leased under its master lease facilities. As a result, property, plant, and equipment and long-term debt were increased by $114,095 and $114,557, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1,754, $826, and $1,390, respectively, at June 30, 2003. Also, as encouraged by the Interpretation, the Company has restated prior period financial statements back to July 1, 2001. As a result, property, plant, and equipment and long-term debt were increased by $111,484 and $111,431, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1,611, $583, and $975, respectively, at December 31, 2002. Net income for the quarter ended December 31, 2002, was reduced by $98. On July 1, 2001, property, plant, and equipment and long-term debt were increased by $88,292. In December 2003, the FASB issued a revised Interpretation No. 46, ("FIN 46R"), which clarified and enhanced the provisions of FIN 46. The Company is required to adopt FIN 46R in the three months ending March 31, 2004. The Company has carried out a preliminary evaluation of FIN 46R and, based on this evaluation, does not believe that the adoption will have a significant impact on it's financial condition, results of operations or cash flows.

Earnings per share
Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their inclusion would have an antidilutive effect. These antidilutive securities, which consisted solely of stock options, stated as equivalent shares of common stock, amounted to 868,000 and 943,000, respectively, for the three months ended December 31, 2003 and 2002, and 1,160,000 and 1,005,000, respectively, for the six months ended December 31, 2003 and 2002, respectively.

In computing basic earnings per share for all periods presented, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for all periods is identical to the computation of basic earnings per share except that the weighted-average shares outstanding (denominator) has been increased by 148,000 for the three months ended December 31, 2003 and 2002, and by 86,000 and 147,000, respectively, for the six months ended December 31, 2003 and 2002, to include the dilutive effect of stock options outstanding.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

At December 31, 2003, the Company had outstanding forward exchange contracts, hedging primarily Australian dollar purchases of software, with notional amounts totaling $659. Using exchange rates outstanding as of December 31, 2003, the U.S. dollar equivalent of the contracts totaled $888.

During the second quarter of fiscal 2004, the Company entered into two interest rate swap agreements, with a total notional amount of $95,000, with the objective to both take advantage of the current low interest rate environment and to protect against further increases in the fair value of the Company's debt due to further declines in rates. These swap agreements have been designated as fair-value hedges of certain of the Company's fixed rate debt, effectively converting them to variable rate obligations indexed to LIBOR. The variable rate interest to be paid by the Company will be based on 6-month LIBOR plus a spread of 2.1%. The swap has been marked to fair value at December 31, 2003, in the Consolidated Balance Sheets, resulting in the recording of a swap liability of $229.

Stock-based compensation
The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income for the three and six month periods ended December 31, 2003 or 2002 as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement 148.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

                                                                        Three Months Ended          Six Months Ended
                                                                           December 31,               December 31,
                                                                     ------------- ------------ ------------ ------------
                                                                         2003         2002         2003         2002
                                                                     ------------- ------------ ------------ ------------
Net income, as reported............................................      $ 9,432       $ 9,739    $  19,280    $  17,795
Less total stock-based compensation expense determined under
   fair value based method for all awards, net of tax effects......         (667)         (736)      (1,421)      (1,563)
                                                                         -------       -------    ---------    ---------
Pro forma net income...............................................      $ 8,765       $ 9,003    $  17,859    $  16,232
                                                                         =======       =======    =========    =========
Earnings per share:
  Basic, as reported...............................................      $  0.58       $  0.60    $    1.18    $   1.10
                                                                         =======       =======    =========    =========
  Basic, pro forma.................................................      $  0.54       $  0.55    $    1.09    $   1.00
                                                                         =======       =======    =========    =========
  Diluted, as reported.............................................      $  0.57       $  0.59    $    1.17    $   1.09
                                                                         =======       =======    =========    =========
  Diluted, pro forma...............................................      $  0.53       $  0.55    $    1.09    $   0.99
                                                                         =======       =======    =========    =========


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)


NOTE 2  INVENTORIES

Inventories consist of the following:

                                                December 31,      June 30,
                                               ---------------------------
                                                    2003            2003
                                               ---------------------------
Wine in production.........................    $   265,662     $   224,064
Bottled wine...............................        146,817         145,842
Crop costs and supplies....................          9,442          22,729
                                               -----------     -----------
                                               $   421,921     $   392,635
                                               ===========     ===========

Inventories are valued at the lower of cost or market. Inventory and cost of goods sold are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops, winemaking and other costs associated with the manufacturing of product for resale are recorded as inventory. The Company's acquisition of Arrowood Vineyards and Winery in fiscal 2001 resulted in the allocation of purchase price to inventories in excess of book value. This difference between the original book value and the fair market value of the inventory upon acquisition is referred to as inventory step-up. Included in inventory at December 31, 2003 and June 30, 2003, respectively, was $1,129 and $2,837 of inventory step-up remaining from the acquisition.

NOTE 3  INVESTMENTS IN JOINT VENTURES

                                                   December 31,    June 30,
                                                ---------------------------
Investments in joint ventures are as follows:        2003            2003
                                                ---------------------------

Opus One...................................     $   13,509       $   10,695
Chile......................................          2,261            6,160
Italy......................................          7,641            6,662
Ornellaia..................................          6,705            4,334
Australia..................................          2,642            2,295
Other......................................            340              617
                                                ----------       ----------
                                                $   33,098       $   30,763
                                                ==========       ==========

The Company's interest in income and losses for each joint venture is equal to its ownership percentage. The Opus One joint venture is a general partnership, of which the Company has a 50% general partnership interest. The Ornellaia joint venture is a C-Corporation, of which the Company has a 50% interest. The Italy joint venture is a limited liability company, of which the Company has a 50% interest. The Australia joint venture operates through two entities: a limited liability company, of which the Company owns a 50% interest; and a general partnership, of which the Company has a 50% general partnership interest. Prior to September 2003, the Chile joint venture was a single corporation, of which the Company owned a 50% interest. During September 2003, the joint venture was split into two new corporations in order to separate the Sena and Arboleda brands and assets from the Caliterra brand and assets. The Company had a 50% interest in each of the new corporations. In January 2004, the Company sold its 50% interest in the corporation holding the Caliterra brand and assets ("Vina Caliterra") to its joint venture partner for $1,673 (see Assets Held for Sale below).

The Company's investment in each joint venture increases or decreases each period for its share of income and losses (equity income) from each joint venture and for any contributions of capital to or distributions of earnings from the joint ventures. During the quarter ended December 31, 2003, total distributions of $4,892 were made from the Company's joint ventures; however, there were no contributions of capital.

The condensed combined statements of operations of the joint ventures are summarized below. The Company's equity income from joint ventures differs from the amount that would be obtained by applying the Company's ownership interest to the net income of these entities due to the elimination of intercompany profit in inventory.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

Statements of Operations                                                Three Months Ended          Six Months Ended
                                                                           December 31,               December 31,

                                                                     ------------- ------------ ------------ ---------
                                                                         2003         2002         2003         2002
                                                                     ------------- ------------ ------------ ---------
Net revenues.....................................................     $ 24,523      $ 15,043    $  51,015    $  52,396
Cost of goods sold...............................................       11,227         6,982       16,992       16,932
                                                                      --------      --------    ---------    ---------
Gross profit.....................................................       13,296         8,061       34,023       35,464
Other expenses...................................................       10,323         6,194       17,143       17,869
                                                                      --------      --------    ---------    ---------
Net income.......................................................     $  2,973      $  1,867    $  16,880    $  17,595
                                                                      ========      ========    =========    =========


NOTE 4  ASSETS HELD FOR SALE

During the second quarter of fiscal 2004, the Company decided to sell its joint venture investment in Vina Caliterra. As a result, the Company recorded an impairment loss of $6,075 for the difference between the carrying value and fair value less costs to sell at December 31, 2003. The loss is included in Equity Income (Loss) from Joint Ventures in the Consolidated Statement of Income. The sale of Vina Caliterra was completed on January 22, 2004, for an amount equal to the impaired value.

During fiscal 2003, the Company determined that certain of its vineyard and other assets were no longer expected to fit its long-term grape sourcing needs or meet its long-term financial objectives. At that time, assets with a combined book value of $57,752 were identified for potential future sale. These assets are expected to be held and used while the Company pursues the sale of the assets. At December 31, 2003, the net book value of the remaining assets held for sale totaled $42,178. The Company believes that this value is recoverable and it does not exceed fair value. As of December 31, 2002, the Company had agreed to sell one of its vineyard properties for an amount lower than its book value, less costs required to sell the property. As a result, the Company recorded an asset impairment charge of $3,110 during the second quarter of fiscal 2003, which is included in Special Charges in the Consolidated Statements of Income. The sale of the property was completed in the third quarter of fiscal 2003.

During the first quarter of fiscal 2004, the Company sold a non-strategic asset to a related party at a price determined using independent appraisers. The transaction resulted in a gain of $1,965 and was included in Selling, General and Administrative Expenses in the Consolidated Statements of Income.


NOTE 5  COMPREHENSIVE INCOME

Comprehensive income includes revenues, expenses, gains and losses that are excluded from net income, including foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments designated as cash-flow hedges. Comprehensive income for the three and six months ended December 31, 2003 and 2002 was as follows:


                                                                        Three Months Ended          Six Months Ended
                                                                           December 31,               December 31,
                                                                     ------------- ------------ ------------ --------
                                                                         2003         2002         2003        2002
                                                                     ------------- ------------ ------------ --------
Net income.................................................           $  9,432    $  9,739    $  19,280    $  17,795
Foreign currency translation adjustment, net of tax........              2,387         355        3,296          (96)
Forward contracts, net of tax..............................                117         (19)        (206)         132
                                                                      --------    --------    ---------    ---------
Comprehensive income.......................................           $ 11,936    $ 10,075    $  22,370    $  17,831
                                                                      ========    ========    =========    =========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

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

NOTE 7  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized, was $11,523 and $11,393 for the six month periods ended December 31, 2003 and 2002, respectively. Cash paid for income taxes was $58 and $4,258 for the six month periods ended December 31, 2003 and 2002, respectively.

During the six months ended December 31, 2003, the Company completed the sale and subsequent leaseback of certain equipment. Proceeds from the sale totaled $7,712, which resulted in a loss on disposition of $434. The new lease has been accounted for as an operating lease, has a term of approximately five years, and has lease payments totaling $621 per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The Company is a leading producer and marketer of premium table wines. The Company operates in one business segment (premium table wine). Its core brands include Robert Mondavi Winery, Robert Mondavi Private Selection and Woodbridge. The Company's smaller wineries include Byron in Santa Maria and Arrowood in Sonoma, as well as four international joint ventures. The Company produces Opus One in partnership with the Baron Philippe de Rothschild of Chateau Mouton Rothschild of Bordeaux, France; Luce, Lucente, Danzante and Ornellaia in partnership with Marchesi de'Frescobaldi of Tuscany, Italy; Sena and Arboleda in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile; and Talomas and Kirralaa in partnership with the Robert Oatley family and Southcorp Limited.

Sales volume for the second quarter ended December 31, 2003, increased by 3.5% to 3.1 million cases and net revenues increased by 4.4% to $147.3 million. The Company reported net income of $9.4 million, or $0.57 per share-diluted, for the period ended December 31, 2003, compared to net income of $9.7 million, or $0.59 per share-diluted, a year ago. Sales volume for the six months ended December 31, 2003, increased by 2.9% to 5.3 million cases and net revenues increased by 4.8% to $251.3 million. The Company reported net income of $19.3 million, or $1.17 per share-diluted, versus $17.8 million, or $1.10 per share-diluted, a year ago. The year to date change in net revenues and net income from the same period last year is detailed below in the Results of Operations discussion, but can be primarily linked to the Company's increased investment in its core brands, continued development of new products, the positive impact from the streamlining of the Company's operations and organization structure in the second half of fiscal 2003. The Company's current year-to-date results include a net gain of $1.5 million related to the sale of certain non-strategic assets during the first quarter and an asset impairment loss of $6.1 million during the second quarter related to the Company's joint venture investment in Chile. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, for further discussion of the operations and organizational changes.

RESULTS OF OPERATIONS

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003
Net Revenues - Net revenues increased by 4.4% to $147.3 million and shipments rose 3.5% to 3.1 million cases. The increase in volume is driven by growth in the Robert Mondavi Winery brand, Robert Mondavi Private Selection brand and the Company's import portfolio, which increased 13.8%, 7.3% and 38.0%, respectively, and from the introduction of several new products, including Papio and Woodbridge Select Vineyard Series. The increase in net revenues, incremental to volume, is a result of positive sales mix towards brands with higher net revenues per case, which increased to $46.98 in the current quarter from $46.55 in the prior year's quarter, offset by increased promotional spending. Net revenues also includes revenue from the sale of grapes and surplus bulk wines, which increased by $2.4 million from the prior year.

Cost of Goods Sold - Cost of goods sold increased by 7.4% to $87.8 million, reflecting a $2.8 million increase from incremental sales volume of 3.5%, an increase of $2.5 million due to the shift in product mix toward brands with both higher net revenues per case and higher costs per case, and an increase of $0.8 million from the prior year quarter in the cost associated with sales of grapes and surplus bulk wine.

Gross Profit - As a result of the above factors, the gross profit percentage decreased to 40.4% from 42.1% in the same period last year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased by $0.8 million, or 2.2% and the ratio of selling, general and administrative expenses to net revenues decreased to 24.4% from 26.0% a year ago, reflecting general and administrative cost savings resulting from the fiscal 2003 organization changes coupled with volume leverage.

Special Charges - During the second quarter of fiscal 2003, the Company recorded $3.1 million in special charges related to the impairment of certain vineyard assets that no longer met the Company's long-term financial or sourcing objectives.

Interest - Interest expense increased by $0.1 million or 2.3%, primarily reflecting a $0.4 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects that was partially offset by a decrease in average borrowings outstanding and lower interest rates.

Equity Income from Joint Ventures - The Company reported an equity loss from joint ventures of $3.5 million compared to income of $1.1 million in the prior year quarter, primarily reflecting a $6.1 million asset impairment charge recorded in connection with the Company's decision to sell its investment in the brand and assets of its Caliterra joint venture. The sale was completed on January 22, 2004. The loss was offset by increased income from Opus One and Ornellaia of $1.4 million and $0.2 million, respectively, compared to prior year's quarter.

Income Tax Provision - The Company's effective tax rate was 36.5% compared to 37.0% last year.

Net Income and Earnings Per Share - As a result of the above factors, the Company reported net income of $9.4 million, or $0.57 per share-diluted, compared to net income of $9.7 million, or $0.59 per share-diluted, a year ago.

First Six Months of Fiscal 2004 Compared to the First Six Months of Fiscal 2003 Net Revenues - Net revenues increased by 4.8% to $251.3 million and shipments rose 2.9% to 5.3 million cases. The increase in volume is driven by growth in the Robert Mondavi Winery brand, Robert Mondavi Private Selection brand and the Company's import portfolio, which increased 16.0%, 7.9% and 32.0%, respectively, and from the introduction of several new products, including Papio and Woodbridge Select Vineyard Series. The increase in net revenues, incremental to volume, is a result of positive sales mix towards brands with higher net revenues per case, which increased to $47.72 in the current quarter from $46.82 in prior year. Net revenues also includes revenue from the sale of surplus bulk wines and grapes, which increased by $2.1 million from the prior year. The increase was partially offset by a $6.3 million increase in promotional allowances compared to prior year.

Cost of Goods Sold - Cost of goods sold increased by 7.2% to $149.7 million, reflecting a $3.9 million increase from incremental sales volume of 2.9%, an increase of $5.2 million due to the shift in product mix toward brands with both higher net revenues per case and higher costs per case, and an increase of $0.9 million from the prior year in the cost associated with sales of grapes and surplus bulk wines.

Gross Profit - As a result of the above factors, the gross profit percentage decreased to 40.4% from 41.7% in the same period last year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased by $2.0 million, or 3.0%, reflecting a net gain of $1.5 million related to the sale of certain non-strategic assets offset by additional sales and marketing spending in support of the increase in sales which occurred in the first quarter of the current fiscal year. The ratio of selling, general and administrative expenses to net revenues decreased to 25.7% from 27.8% a year ago, reflecting the net gain noted above coupled with general and administrative cost savings resulting from the fiscal 2003 organization changes.

Special Charges - As noted earlier, the Company recorded $3.1 million in special charges related to the impairment of certain vineyard assets held for sale during the second quarter of fiscal 2003.

Interest - Interest expense increased by $0.4 million or 3.5%, primarily reflecting a $0.8 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects that was partially offset by a decrease in average borrowings outstanding due to cash generated from operations and lower interest rates.

Equity Income from Joint Ventures - The Company reported equity income from joint ventures of $4.5 million compared to income of $8.4 million in the prior year. The decrease is primarily a result of the $6.1 million impairment charge noted above offset by increased income from Opus One and the Company's Italian joint ventures of $0.5 million and $1.7 million, respectively, compared to prior year.

Income Tax Provision - The Company's effective tax rate was 36.5% compared to 37.0% last year.

Net Income and Earnings Per Share - As a result of the above factors, the Company reported net income of $19.3 million, or $1.17 per share-diluted, compared to net income of $17.8 million, or $1.09 per share-diluted, a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of December 31, 2003, was $438.0 million compared to $430.6 million at June 30, 2003. The $7.4 million increase in working capital was primarily attributable to a $14.4 million seasonal increase in accounts receivable and a $29.3 million increase in inventories, which is a result of the harvest. This is offset by an increase of $35.0 million in current liabilities, primarily financing grower payables.

Cash provided by operations totaled $31.0 million, primarily reflecting net income of $19.3 million, $10.7 million of non-cash items (depreciation, amortization, and net gain on sale of assets), an increase in deferred tax liabilities of $3.2 million, $0.4 million of equity income from joint ventures (net of distributions from joint ventures during the period) offset by a $2.6 million net change in current and other assets and liabilities. Cash used in investing activities totaled $8.5 million, primarily reflecting $10.5 million of capital purchases offset by proceeds of $2.0 million from the sale of certain assets. Cash used in financing activities totaled $19.0 million, primarily reflecting net repayments of debt. As a result of these activities, the Company increased cash on hand from $1.3 million at June 30, 2003 to $4.8 million at December 31, 2003.

The Company has an unsecured credit line that has maximum credit availability of $150.0 million and expires on December 14, 2004. The Company had no amounts outstanding under this facility at December 31, 2003. The Company also has $384.9 million of fixed rate debt and capital lease obligations outstanding at December 31, 2003, of which $17.9 million is classified as current at quarter end.

The Company maintains master lease facilities that provide the capacity to fund up to $129.4 million, of which $111.1 million had been utilized as of December 31, 2003. The facilities enable the Company to lease certain real property to be constructed or acquired. The leases have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $92.2 million as of December 31, 2003. Effective July 1, 2003, the Company adopted the provisions of FIN 46, and included in its consolidated financial statements the assets, and related liabilities, leased under the master lease facilities. Also, as encouraged by the FIN 46, the Company has restated prior period financial statements. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

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

Item 4.  Controls and Procedures.

The Registrant carried out an evaluation, under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures as of December 31, 2003 were effective to ensure that information required to be disclosed by the Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

There were no changes in the Registrant's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on December 12, 2003, at the Napa Valley Marriott, Napa, California. Three matters were submitted to a vote of shareholders: election of directors; ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending June 30, 2004; and an amendment of the 1993 Equity Incentive Plan to reserve an additional 900,000 shares of Class A Common Stock for issuance under that plan.

Philip Greer, Anthony Greener and John Thompson were nominated as Class A directors. 6,856,883 Class A shares were voted for Mr. Greer and 799,742 shares were withheld. 6,724,610 Class A shares were voted for Mr. Greener and 932,015 shares were withheld. 6,735,758 Class A shares were voted for Mr. Thompson and 920,867 shares were withheld. Accordingly, Mssrs. Greer, Greener and Thompson were re-elected as Class A directors.

R. Michael Mondavi, Marcia Mondavi Borger, Timothy J. Mondavi, Frank E. Farella, Gregory M. Evans, Adrian Bellamy and Ted W. Hall were nominated as Class B directors. 6,498,195 Class B shares were voted for each of them. Accordingly, Mr. Hall was elected and each of the other Class B nominees was re-elected to the Board.

72,480,053 votes were cast in favor of the ratification of PricewaterhouseCoopers LLP, 153,382 votes were cast against and 5,140 votes abstained. Accordingly, the selection of PricewaterhouseCoopers LLP as independent auditors was ratified.

66,563,709 votes were cast in favor of the ratification of the amendment to the 1993 Equity Incentive Plan, 4,792,796 votes were cast against and 1,282,070 votes abstained. Accordingly, the amendment of the plan was adopted as proposed.

Item 5.  Other Information.

On January 9, 2004 Ted Hall was appointed the Company's non-executive Chairman of the Board. Mr. Hall has a contract with the Company pursuant to which the Company will pay (i) to Long Meadow Ranch a one-time payment of $750,000 to compensate Long Meadow Ranch for the loss of Mr. Hall's full-time services, and
(ii) to Mr. Hall a monthly fee of $50,000 and a minimum annual cash bonus of $400,000 for his services as Chairman. He is expected to devote about 40% of his professional time to the Company. Mr. Hall's contract was approved by the Nominating and Governance Committee, based on its evaluation of Mr. Hall's strategic expertise, his experience in advising other entrepreneurial companies whose founding families retain a significant ownership position, his commitment of time above and beyond that typically expected from a non-executive chairman, and the value of his services, compared to market rates for similar services, to the Company.


Item 6.  Exhibits and Reports on Form 8-K.

1)       Exhibits:

                      Exhibit 10.57     Second Amendment, dated as of October 30, 2003, to $150,000,000 Syndicated
                                        Senior Credit Facility dated as of December 14, 2001.
                      Exhibit 10.58     Agreement, dated January 8, 2004 between Registrant
                                        and Ted Hall.
                      Exhibit 10.59     ISDA Master Agreement and Schedule to the Master Agreement, dated December 15,
                                        2003 between Registrant and BNP Paribas.
                      Exhibit 10.60     ISDA Master Agreement and Schedule to the Master Agreement, dated December 23,
                                        2003 between Registrant and Harris Trust and Savings Bank.
                      Exhibit 31.1      Certification by Gregory M. Evans pursuant to Rule 13a-14(a) of the
                                        Securities Exchange Act of 1934
                      Exhibit 31.2      Certification by Henry J. Salvo, Jr. pursuant to Rule 13a-14(a) of the
                                        Securities Exchange Act of 1934
                      Exhibit 32.1      Certification by Gregory M. Evans pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      Exhibit 32.2      Certification by Henry J. Salvo, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


2)       Form 8-K:

                    A Current Report on Form 8-K was filed on January 22, 2004, in which the Company announced changes to its Chilean joint venture.

                    A Current Report on Form 8-K was filed on January 29, 2004, in which the Company announced results for its second quarter of fiscal 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE ROBERT MONDAVI CORPORATION


Dated:   February 17, 2004                       By  /s/ HENRY J. SALVO, JR.
                                                     __________________________
                                                     Henry J. Salvo, Jr.
                                                     Chief Financial Officer

                           Forward-looking Statements
                           __________________________

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