Form 10-Q
period 2004-03-31
MONDAVI ROBERT CORP
filed 2004-05-14
CIK 902276

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ----------------------------------------------

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended              March 31, 2004
                               --------------------------------------

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File Number:                 33-61516
                           -------------------------------------

                         THE ROBERT MONDAVI CORPORATION

          Incorporated under the laws         I.R.S. Employer Identification:
          of the State of California                   94-2765451

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

As of April 30, 2004, there were issued and outstanding 10,657,277 shares of the issuer's Class A Common Stock and 5,770,718 share of the issuer's Class B Common Stock.

--------------------------------------------------------------------------------

                                     PART I

Item 1.   Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                                                      March 31,       June 30,
                                                     ---------------------------
(In thousands, except share data)                        2004           2003
                                                     ---------------------------
                                                      Unaudited
ASSETS
Current assets:
  Cash                                               $    15,054    $     1,339
  Accounts receivable, net                                87,129         96,111
  Inventories                                            406,666        392,635
  Prepaid expenses and other current assets                7,948         12,545
                                                     ------------   ------------
    Total current assets                                 516,797        502,630

Property, plant and equipment, net                       401,744        416,110
Investments in joint ventures                             29,383         30,763
Restricted cash                                            6,177          5,143
Other assets, net                                          6,049          6,531
                                                     ------------   ------------
        Total assets                                 $   960,150    $   961,177
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                              $       - -    $     5,000
  Accounts payable                                        24,236         28,727
  Employee compensation and related costs                 11,500         13,987
  Accrued interest                                         3,570          7,115
  Other accrued expenses                                  15,728          7,317
  Current portion of long-term debt                       19,980          9,837
                                                     ------------   ------------
    Total current liabilities                             75,014         71,983

Long-term debt, less current portion                     362,968        397,889
Deferred income taxes                                     35,797         30,610
Deferred executive compensation                            7,060          6,508
Other liabilities                                          2,956          3,193
                                                     ------------   ------------
    Total liabilities                                    483,795        510,183
                                                     ------------   ------------

Commitments and contingencies (Note 6)

Shareholders' equity
  Preferred Stock: authorized - 5,000,000 shares;
    issued and outstanding - no shares                       - -            - -
  Class A Common Stock, without par value: authorized
   - 25,000,000 shares; issued and outstanding -
   10,606,694 and 9,734,645 shares                        98,563         95,909
  Class B Common Stock, without par value: authorized
   - 12,000,000 shares; issued and outstanding -
   5,820,718 and 6,621,734 shares                          9,337         10,636
  Paid-in capital                                         13,387         11,579
  Retained earnings                                      355,151        333,852
  Deferred compensation stock plans                         (819)           - -
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment                        523         (1,269)
    Forward contracts                                        213            287
                                                     ------------   ------------
      Total shareholders' equity                         476,355        450,994
                                                     ------------   ------------
        Total liabilities and shareholders' equity   $   960,150    $   961,177
                                                     ============   ============

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                      ------------------------------------------
(In thousands, except share data)       2004       2003       2004       2003
                                      ------------------------------------------

Revenues                              $103,328   $ 96,843   $367,005   $348,591
Less excise taxes                        5,179      4,679     17,578     16,727
                                      ---------  ---------  ---------  ---------
Net revenues                            98,149     92,164    349,427    331,864

Cost of goods sold                      61,509     62,679    211,235    202,395
                                      ---------  ---------  ---------  ---------
Gross profit                            36,640     29,485    138,192    129,469

Selling, general and administrative
 expenses                               30,693     28,341     96,868     94,963
Net gain on sale of assets                 - -     (6,144)    (1,531)    (6,144)
Special charges, net                       - -      3,394        - -      6,504
                                      ---------  ---------  ---------  ---------
Operating income                         5,947      3,894     42,855     34,146

Other (income) expense:
  Interest                               4,920      5,832     16,120     16,658
  Equity (income) loss from joint
   ventures                             (1,569)       489     (6,026)    (7,906)
  Other                                   (583)       505       (780)        81
                                      ---------  ---------  ---------  ---------
Income (loss) before income taxes        3,179     (2,932)    33,541     25,313

Provision (benefit) for income taxes     1,160     (1,084)    12,242      9,366
                                      ---------  ---------  ---------  ---------
Net income (loss)                     $  2,019   $ (1,848)  $ 21,299   $ 15,947
                                      =========  =========  =========  =========

Earnings (loss) per share - basic     $   0.12   $  (0.11)  $   1.30   $   0.98
                                      =========  =========  =========  =========
Earnings (loss) per share - diluted   $   0.12   $  (0.11)  $   1.29   $   0.97
                                      =========  =========  =========  =========

Weighted average number of shares
 outstanding - basic                    16,421     16,290     16,391     16,246
                                      =========  =========  =========  =========
Weighted average number of shares
 outstanding - diluted                  16,619     16,290     16,512     16,363
                                      =========  =========  =========  =========

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                              March 31,
                                                     ---------------------------
(In thousands)                                           2004           2003
                                                     ---------------------------

Cash flows from operating activities:
Net income                                           $    21,299    $    15,947
Adjustments to reconcile net income to net cash
 flows from operating activities:
  Deferred income taxes                                    2,918           (187)
  Depreciation and amortization                           18,737         18,809
  Equity income from joint ventures                       (6,026)        (7,906)
  Distributions of earnings from joint ventures            7,648          9,388
  Special charges, net                                       - -          6,504
  Inventory and fixed asset write-downs                      - -          7,561
  Net gain on sale of assets                              (1,531)        (6,144)
  Other                                                      148          1,475
  Change in assets and liabilities, net of
   acquisitions:
    Accounts receivable, net                               8,982         10,071
    Inventories                                          (12,548)       (44,796)
    Other assets                                           4,278           (745)
    Accounts payable and accrued expenses                   (134)         8,119
    Deferred executive compensation                          552            497
    Other liabilities                                       (237)          (270)
                                                     ------------   ------------
Net cash flows from operating activities                  44,086         18,323
                                                     ------------   ------------

Cash flows from investing activities:
Acquisitions of property, plant and equipment            (12,196)       (25,114)
Proceeds from sale of assets                               3,788         17,555
Contributions of capital to joint ventures                   - -         (1,814)
Increase in restricted cash                               (1,034)        (1,023)
                                                     ------------   ------------
Net cash flows from investing activities                  (9,442)       (10,396)
                                                     ------------   ------------

Cash flows from financing activities:
Book overdraft                                               - -            663
Net repayments under credit lines                        (19,000)        (5,900)
Proceeds from issuance of long-term debt                   4,748          8,694
Principal repayments of long-term debt                    (7,695)       (12,267)
Proceeds of issuance of Class A Common Stock                 - -            260
Exercise of Class A Common Stock options                   1,355          1,076
Other                                                       (337)          (453)
                                                     ------------   ------------
Net cash flows from financing activities                 (20,929)        (7,927)
                                                     ------------   ------------

Net change in cash                                        13,715            - -
Cash at the beginning of the period                        1,339            - -
                                                     ------------   ------------
Cash at the end of the period                        $    15,054    $       - -
                                                     ============   ============

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited, dollars in thousands, except share data)

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2004, its results of operations for the three and nine month periods ended March 31, 2004 and 2003 and its cash flows for the nine month periods ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, on file at the Securities and Exchange Commission and to the section "Critical Accounting Policies" under Item 7 of the Form 10-K.

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements". FIN 46 establishes accounting guidance for the consolidation of variable interest entities that function to support the activities of the primary beneficiary and applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company maintains master lease facilities that enable the leasing of certain real property (predominantly vineyards) to be constructed or acquired and that qualify as variable interest entities with the Company as the primary beneficiary. Accordingly, the Company has adopted the provisions of FIN 46, effective July 1, 2003, and has included in its consolidated financial statements the assets, and related liabilities, leased under its master lease facilities. As a result, property, plant, and equipment and long-term debt were increased by $114,095 and $114,557, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1,754, $826, and $1,390, respectively, at June 30, 2003. Also, as encouraged by the Interpretation, the Company has restated prior period financial statements back to July 1, 2001. As a result, property, plant, and equipment and long-term debt were increased by $112,759 and $112,914, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1,727, $702, and $1,180, respectively, at March 31, 2003. Net income for the three and nine months ended March 31, 2003, was reduced by $205 and $402, respectively. On July 1, 2001, property, plant, and equipment and long-term debt were increased by $88,292. In December 2003, the FASB issued a revised Interpretation No. 46, ("FIN 46R"), which clarified and enhanced the provisions of FIN 46. The Company was required to adopt FIN 46R in the current quarter. The Company has evaluated FIN 46R and based on this evaluation, the adoption did not have a significant impact on its financial condition, results of operations or cash flows.

Reclassifications
Certain fiscal 2003 balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on the Consolidated Statements of Operations.

Earnings (loss) per share
Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards. Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their inclusion would have an antidilutive effect. Excluded antidilutive securities are 556,000 and 1,494,000 options, respectively, for the three months ended March 31, 2004 and 2003, and 927,000 and 1,145,000 options, respectively, for the nine months ended March 31, 2004 and 2003.

In computing basic earnings (loss) per share for all periods presented, no adjustments have been made to net income (loss) (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings (loss) per share for all periods is identical to the computation of basic earnings (loss) per share except that the weighted-average shares outstanding (denominator) has been increased by 197,725 for the three months ended March 31, 2004, and by 121,092 and 117,000, respectively, for the nine months ended March 31, 2004 and 2003, to include the dilutive effect of stock options outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

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

At March 31, 2004, the Company had outstanding forward exchange contracts, hedging primarily Australian dollar purchases of wine and software and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $789. Using exchange rates outstanding as of March 31, 2004, the U.S. dollar equivalent of the contracts totaled $617.

During the second quarter of fiscal 2004, the Company entered into two interest rate swap agreements, with a total notional amount of $95,000, with the objective to both take advantage of the current low interest rate environment and to protect against further increases in the fair value of the Company's debt due to further declines in rates. These swap agreements have been designated as fair-value hedges of certain of the Company's fixed rate debt, effectively converting them to variable rate obligations indexed to LIBOR. The variable rate interest to be paid by the Company will be based on 6-month LIBOR plus a spread of 2.1%. The swap has been marked to fair value at March 31, 2004, resulting in the recording of a swap liability of $2,692, which is included in Long-term Debt, Less Current Portion in the Consolidated Balance Sheets.

Stock-based compensation
The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations. In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income
(loss) for the three and nine month periods ended March 31, 2004 or 2003 as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation,"(Statement 123) as amended by Statement 148.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

                                        Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                      ------------------------------------------
                                        2004       2003       2004       2003
                                      ------------------------------------------

Net income (loss), as reported        $  2,019   $ (1,848)  $ 21,299   $ 15,947
Less total stock-based compensation
 expense determined under fair value
 based method for all awards, net of
 tax effects                              (647)      (742)    (2,042)    (2,305)
                                      ---------  ---------  ---------  ---------
Pro forma net income (loss)           $  1,372   $ (2,590)  $ 19,257   $ 13,642
                                      =========  =========  =========  =========

Earnings (loss) per share:
  Basic, as reported                  $   0.12   $  (0.11)  $   1.30   $   0.98
                                      =========  =========  =========  =========
  Basic, pro forma                    $   0.08   $  (0.16)  $   1.17   $   0.84
                                      =========  =========  =========  =========
  Diluted, as reported                $   0.12   $  (0.11)  $   1.29   $   0.97
                                      =========  =========  =========  =========
  Diluted, pro forma                  $   0.08   $  (0.16)  $   1.17   $   0.83
                                      =========  =========  =========  =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

For purposes of calculating compensation cost using the fair value-based method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and 2003, respectively: dividend yield of 0% for all periods; expected volatility of 42% and 43%; risk-free interest rates of 3.04% and 3.18%; and expected lives of three to five years for all periods. The weighted-average grant-date fair value of options granted during fiscal 2004 and 2003, respectively, was $11.62 and $13.54 per share.

NOTE 2  INVENTORIES

Inventories consist of the following:

                                                       March 31,      June 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ---------------------------

Wine in production                                   $   239,613    $   224,064
Bottled wine                                             150,174        145,842
Crop costs and supplies                                   16,879         22,729
                                                     ------------   ------------
                                                     $   406,666    $   392,635
                                                     ============   ============

Inventories are valued at the lower of cost or market. Inventory and cost of goods sold are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops, winemaking and other costs associated with the manufacturing of product for resale are recorded as inventory. The Company's acquisition of Arrowood Vineyards and Winery in fiscal 2001 resulted in the allocation of purchase price to inventories in excess of book value. This difference between the original book value and the fair market value of the inventory upon acquisition is referred to as inventory step-up. Included in inventory at March 31, 2004 and June 30, 2003, respectively, was $1,203 and $2,837 of inventory step-up remaining from the acquisition.

NOTE 3  INVESTMENTS IN JOINT VENTURES

                                                       March 31,      June 30,
                                                     ---------------------------
Investments in joint ventures are as follows:            2004           2003
                                                     ---------------------------

Opus One                                             $    12,395    $    10,695
Chile                                                        613          6,160
Italy                                                      6,515          6,662
Ornellaia                                                  7,050          4,334
Australia                                                  2,470          2,295
Other                                                        340            617
                                                     ------------   ------------
                                                     $    29,383    $    30,763
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

The Company's investment in each joint venture increases or decreases each period for its share of income and losses (equity income) from each joint venture and for any contributions of capital to or distributions of earnings from the joint ventures. During the nine months ended March 31, 2004, total distributions of $7,648 were made from the Company's joint ventures; however, there were no contributions of capital.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

The condensed combined statements of operations of the joint ventures are summarized below. The Company's equity income (loss) from joint ventures differs from the amount that would be obtained by applying the Company's ownership interest to the net income of these entities due to the elimination of intercompany profit in inventory.

Statements of Operations                Three Months Ended   Nine Months Ended
                                             March 31,            March 31,
                                      ------------------------------------------
                                        2004       2003       2004       2003
                                      ------------------------------------------

Net revenues                          $  9,800   $ 17,986   $ 64,634   $ 74,085
Cost of goods sold                       3,943      8,807     23,170     28,542
                                      ---------  ---------  ---------  ---------
Gross profit                             5,857      9,179     41,464     45,543
Other expenses                           5,192      8,462     23,045     27,730
                                      ---------  ---------  ---------  ---------
Net income                            $    665   $    717   $ 18,419   $ 17,813
                                      =========  =========  =========  =========

NOTE 4  ASSETS HELD FOR SALE

During the second quarter of fiscal 2004, the Company decided to sell its joint venture investment in Vina Caliterra. As a result, the Company recorded an impairment loss of $6,075 for the difference between the carrying value and fair value less costs to sell at December 31, 2003. The loss is included in Equity Income (Loss) from Joint Ventures in the Consolidated Statements of Operations. The sale of Vina Caliterra was completed on January 22, 2004, for an amount equal to the impaired value.

During fiscal 2003, the Company determined that certain of its vineyard and other assets were no longer expected to fit its long-term grape sourcing needs or meet its long-term financial objectives. At that time, assets with a combined book value of $57,752 were identified for potential future sale. These assets are expected to be held and used while the Company pursues the sale of the assets. At March 31, 2004, the net book value of the remaining assets held for sale totaled $41,478, which is included in Property, Plant and Equipment in the Consolidated Balance Sheets. The Company believes that this value is recoverable and it does not exceed fair value. As of December 31, 2002, the Company had agreed to sell one of its vineyard properties for an amount lower than its book value, less costs required to sell the property. As a result, the Company recorded an asset impairment charge of $3,110 during the second quarter of fiscal 2003, which is included in Special Charges, Net in the Consolidated Statements of Operations. The sale of the property was completed in the third quarter of fiscal 2003. In addition, the Company recorded a $6,144 gain on the sale of non-strategic assets during the third quarter of fiscal 2003, which was included in Equity Income (Loss) from Joint Ventures in the Consolidated Statements of Operations.

During the first quarter of fiscal 2004, the Company sold a non-strategic asset to a related party at a price determined using independent appraisers. The transaction resulted in a gain of $1,965 and was included in Net Gain on Sale of Assets in the Consolidated Statements of Operations.

NOTE 5 COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes revenues, expenses, gains and losses that are excluded from net income (loss), including foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments designated as cash-flow hedges. Comprehensive income (loss) for the three and nine months ended March 31, 2004 and 2003 was as follows:

                                        Three Months Ended   Nine Months Ended
                                             March 31,            March 31,
                                      ------------------------------------------
                                        2004       2003       2004       2003
                                      ------------------------------------------

Net income (loss)                     $  2,019   $ (1,848)  $ 21,299   $ 15,947
Foreign currency translation
 adjustment, net of tax                 (1,504)       (48)     1,792       (144)
Forward contracts, net of tax              132         20        (74)       152
                                      ---------  ---------  ---------  ---------
Comprehensive income (loss)           $    647   $ (1,876)  $ 23,017   $ 15,955
                                      =========  =========  =========  =========

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

NOTE 7  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized, was $18,914 and $20,576 for the nine month periods ended March 31, 2004 and 2003, respectively. Cash paid for income taxes was $125 and $7,483 for the nine month periods ended March 31, 2004 and 2003, respectively.

During the nine months ended March 31, 2004, the Company completed the sale and subsequent leaseback of certain equipment. Proceeds from the sale used to repay the associated long-term debt totaled $7,712, which resulted in a loss on disposition of $434 included in Net Gain on Sale of Assets in the Consolidated Statements of Operations. The new lease has been accounted for as an operating lease, has a term of approximately five years, and has lease payments totaling $621 per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The Company is a leading producer and marketer of premium table wines. The Company operates in one business segment (premium table wine). Its core brands include Robert Mondavi Winery, Robert Mondavi Private Selection and Woodbridge. The Company's smaller wineries include Byron in Santa Maria and Arrowood in Sonoma, as well as four international joint ventures. The Company produces Opus One in partnership with the Baron Philippe de Rothschild of Chateau Mouton Rothschild of Bordeaux, France; Luce, Lucente, Danzante and Ornellaia in partnership with Marchesi de'Frescobaldi of Tuscany, Italy; Sena and Arboleda in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile; and Talomas and Kirralaa in partnership with the Robert Oatley family and Southcorp Limited. For a discussion of the risks of the premium wine industry please refer to Item 1, "Business" in the Form 10-K for the fiscal year ended June 30, 2003.

Sales volume for the quarter ended March 31, 2004, increased by 9.3% to 2.2 million cases and net revenues increased by 6.5% to $98.1 million compared to the same period last year. The Company reported net income of $2.0 million, or $0.12 per share-diluted, for the period ended March 31, 2004, compared to a net loss of $1.8 million, or $0.11 per share-diluted, a year ago. Sales volume for the nine months ended March 31, 2004, increased by 4.7% to 7.4 million cases and net revenues increased by 5.3% to $349.4 million compared to prior year. The Company reported net income for the nine months ended, March 31, 2004, of $21.3 million, or $1.29 per share-diluted, versus $15.9 million, or $0.97 per share-diluted, a year ago. The year to date change in net revenues and net income from the same period last year is detailed below in the Results of Operations discussion, but can be primarily linked to the Company's increased investment in its core brands, continued development of new products, and the positive impact from the streamlining of the Company's operations and organization structure in the second half of fiscal 2003. The Company's current year-to-date results include a net gain of $1.5 million related to the sale of certain non-strategic assets during the first quarter and an asset impairment loss of $6.1 million related to the disposition of part of the Company's joint venture investment in Chile during the second quarter.

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

RESULTS OF OPERATIONS

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003
Net Revenues - Net revenues increased by 6.5% to $98.1 million and shipments rose 9.3% to 2.2 million cases. The increase in volume is driven by growth in the Robert Mondavi Winery and Robert Mondavi Private Selection brands which increased 30.0% and 19.6%, respectively, and from the introduction of several new products, including Papio and Woodbridge Select Vineyard Series. The increase in net revenues was offset by a 1% decrease in Woodbridge volume. Net revenues per case decreased to $45.21 in the current quarter from $46.41 in the prior year's quarter. The decrease is a result of a mix shift to lower priced products and a $2.0 million increase in sales promotional spending compared to the prior quarter.

Cost of Goods Sold - Cost of goods sold decreased by 1.9% to $61.5 million, reflecting a decrease of $6.6 million due to the shift in product mix toward brands with both lower net revenues per case and lower costs per case, and a decrease of $0.3 million from the prior year quarter in the cost associated with sales of grapes and surplus bulk wine. This is offset by an increase of $5.7 million from incremental sales volume of 9.3%.

Gross Profit - As a result of the above factors, the gross profit percentage increased to 37.3% from 32.0% in the same period last year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased by $2.4 million, or 8.3% and the ratio of selling, general and administrative expenses to net revenues increased to 31.3% from 30.8% a year ago, reflecting additional sales and marketing spending in support of the increase in sales.

Gain on Sale of Assets - During the third quarter of fiscal 2003, the Company completed the sale of certain non-strategic fixed assets, which resulted in a $6.1 million gain.

Special Charges, Net - During the third quarter of fiscal 2003, the Company recorded $3.4 million in special charges, net reflecting $2.2 million in vineyard write-downs and $1.2 million in employee separation expenses. The vineyard write-downs were the result of the Company completing the sale of one of its non-strategic vineyard assets for an amount less than its book value and concluding that certain of its vineyards were no longer expected to meet the Company's quality standards and long-term financial objectives.

Interest - Interest expense decreased by $0.9 million or 15.6%, primarily reflecting an 11.0% decrease in average borrowings outstanding, lower interest rates, and the positive effect of the Company's new interest rate swap program, partially offset by a $0.1 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects.

Equity (Income) Loss from Joint Ventures - The Company reported equity income from joint ventures of $1.6 million compared to a loss of $0.5 million in the prior year quarter, primarily reflecting increased income from Opus One and the Company's Italian joint ventures of $0.6 million and $1.6 million, respectively, compared to prior year's quarter.

Income Tax Provision - The Company's effective tax rate was 36.5% compared to 37.0% last year.

Net Income (Loss) and Earnings (Loss) Per Share - As a result of the above factors, the Company reported net income of $2.0 million, or $0.12 per share-diluted, compared to a net loss of $1.8 million, or $0.11 per share-diluted, a year ago.

First Nine Months of Fiscal 2004 Compared to the First Nine Months of Fiscal
2003
Net Revenues - Net revenues increased by 5.3% to $349.4 million and shipments rose 4.7% to 7.4 million cases. The increase in volume is driven by growth in the Robert Mondavi Winery brand, Robert Mondavi Private Selection brand and the Company's import portfolio, which increased 19.9%, 11.2% and 19.3%, respectively, and from the introduction of several new products, including Papio and Woodbridge Select Vineyard Series. The increase in net revenues, incremental to volume, is a result of positive sales mix which increased to $46.98, year to date, from $46.70 last year. Net revenues also includes revenue from the sale of surplus bulk wines and grapes, which increased by $2.9 million from the prior year. The increase was partially offset by a 2% decrease in Woodbridge volume and $7.1 million increase in promotional allowances compared to the prior year.

Cost of Goods Sold - Cost of goods sold increased by 4.4% to $211.2 million, reflecting a $9.1 million increase from incremental sales volume of 4.7%, and an increase of $0.6 million from the prior year in the cost associated with sales of grapes and surplus bulk wines. The increase is offset by a $1.0 million decrease due to the shift in product mix toward brands with lower costs per case.

Gross Profit - As a result of the above factors, the gross profit percentage increased to 39.5% from 39.0% in the same period last year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased by $1.9 million, or 2.0%, reflecting additional sales and marketing spending in support of the increase in sales. The ratio of selling, general and administrative expenses to net revenues decreased to 27.7% from 28.6% a year ago, reflecting general and administrative cost savings resulting from the fiscal 2003 organization changes.

Gain on Sale of Assets - During the first quarter of the current fiscal year, the Company recognized a net gain of $1.5 million related to the sale of certain non-strategic assets. During the third quarter of fiscal 2003, the Company completed the sale of certain non-strategic fixed assets, which resulted in a $6.1 million gain.

Special Charges, Net - During fiscal 2003, the Company recorded $6.5 million in special charges, net reflecting $5.3 million in vineyard write-downs and $1.2 million in employee separation expenses. The vineyard write-downs were the result of the Company completing the sale of one of its non-strategic vineyard assets for an amount less than its book value and concluding that certain of its vineyards were no longer expected to meet the Company's quality standards and long-term financial objectives.

Interest - Interest expense decreased by $0.5 million or 3.2%, primarily reflecting an 11.0% decrease in average borrowings outstanding due to cash generated from operations, lower interest rates and positive effect of the Company's new interest rate swap program that was partially offset by a $1.0 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects.

Equity Income from Joint Ventures - The Company reported equity income from joint ventures of $6.0 million compared to income of $7.9 million in the prior year. The decrease is primarily a result of the $6.1 million impairment charge noted above offset by increased income from Opus One and the Company's Italian joint ventures of $1.1 million and $3.3 million, respectively, compared to prior year.

Income Tax Provision - The Company's effective tax rate was 36.5% compared to 37.0% last year.

Net Income and Earnings Per Share - As a result of the above factors, the Company reported net income of $21.3 million, or $1.29 per share-diluted, compared to net income of $15.9 million, or $0.97 per share-diluted, a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of March 31, 2004, was $441.8 million compared to $430.6 million at June 30, 2003. The $11.2 million increase in working capital was primarily attributable to a $13.7 million increase in cash and a $14.0 million increase in inventories, which is a result of the harvest. This is offset by an increase of $10.1 million in current portion of long-term debt, primarily reclassifying long-term to short-term debt and a seasonal decrease of $9.0 million in accounts receivables.

Cash provided by operations totaled $44.1 million, primarily reflecting net income of $21.3 million, $17.2 million of non-cash items (depreciation, amortization, and net gain on sale of assets), an increase in deferred tax liabilities of $2.9 million, and $1.6 million of equity income from joint ventures (net of distributions from joint ventures during the period). Cash used in investing activities totaled $9.4 million, primarily reflecting $12.2 million of capital purchases offset by proceeds of $3.8 million from the sale of certain assets. Cash used in financing activities totaled $20.9 million, primarily reflecting net repayments of debt. As a result of these activities, the Company increased cash on hand from $1.3 million at June 30, 2003 to $15.1 million at March 31, 2004.

The Company has an unsecured credit line that has maximum credit availability of $150.0 million and expires on December 14, 2004. The Company had no amounts outstanding under this facility at March 31, 2004. The Company also has $382.9 million of fixed rate debt and capital lease obligations outstanding at March 31, 2004, of which $20.0 million is classified as current at quarter end.

The Company maintains master lease facilities that provide the capacity to fund up to $129.4 million, of which $111.5 million had been utilized as of March 31, 2004. The facilities enable the Company to lease certain real property to be constructed or acquired. The leases have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $92.5 million as of March 31, 2004. Effective July 1, 2003, the Company adopted the provisions of FIN 46, and included in its consolidated financial statements the assets, and related liabilities, leased under the master lease facilities. Also, as encouraged by the FIN 46, the Company has restated prior period financial statements. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

The premium wine industry is a capital intensive business, due primarily to the lengthy aging and processing cycles involved in premium wine production. Historically, the Company has financed its operations and capital spending principally through borrowings, as well as through internally generated funds. The Company projects continued capital spending over the next several years to expand production capacity, acquire barrels and complete its vineyard development. The Company currently expects its capital spending requirements to be between $25 million and $30 million for fiscal 2004.

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

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the Company's "disclosure controls and procedures" (defined in the Securities Exchange Act of 1934, Rules 13a-15 (e) and 15d- 15 (e)). Based upon this review, the Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures in place are effective to ensure that information relating to the Company required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported in a timely and proper manner.

(b) Internal control over financial reporting: The Company is currently undergoing a comprehensive effort to ensure compliance with the new Regulations under Section 404 of the Sarbanes Oxley Act that take effect for the fiscal year ending June 30, 2005. This effort includes internal control documentation and review under the direction of senior management. The evaluation of internal controls revealed control deficiencies which management believed needed to be improved. As a result of these activities, during the quarter ended March 31, 2004, the Company implemented the following changes to its internal controls and procedures:

     -- Improved segregation of duties and monitoring controls within information technology

     -- Formalized and modified information technology change management controls

     -- Documented and modified enhanced information technology security procedures

     --   Developed, documented and implemented backup and recovery procedures

     -- Modified information technology user administration, including improvements to access to computer systems

     -- Improved controls surrounding distributor payables by requesting a regular detailed aging of invoices from its distributors

Despite the noted deficiencies, management believes that its detailed monthly financial reviews and other oversight procedures were sufficient to ensure the financial statements were not materially misstated. Management believes these changes have strengthened the Company's control structure around financial reporting required by the Exchange Act. The Company will continue to make improvements over its internal controls over financial reporting as control issues arise.


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

                        A Current Report on Form 8-K was filed on April 22, 2004, in which the Company announced results for its third quarter of fiscal 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE ROBERT MONDAVI CORPORATION


Dated:  May 14, 2004                      By /s/ HENRY J. SALVO, JR.
                                             -----------------------------------
                                             Henry J. Salvo, Jr.
                                             Chief Financial Officer

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