Form 10-K
period 2004-06-30
MONDAVI ROBERT CORP
filed 2004-09-10
CIK 902276

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          ----------------------------

  For the Fiscal Year Ended                   Commission File Number:
       June 30, 2004                                  33-61516

                         THE ROBERT MONDAVI CORPORATION

  Incorporated under the laws              I.R.S. Employer Identification:
  of the State of California                          94-2765451

                          Principal Executive Offices:
                                841 Latour Court
                                 Napa, CA 94558
                            Telephone: (800) 228-1395

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                     Yes             X          No
                               ------------            ------------

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates was $391,661,000 as of December 31, 2003 (the last business day of the Registrant's most recently completed second quarter).

As of September 6, 2004 there were issued and outstanding (i) 10,692,810 shares of the Registrant's Class A Common Stock and (ii) 5,770,718 shares of the Registrant's Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its annual meeting of shareholders to be held on October 29, 2004 are incorporated by reference into Part II and Part III of this report.

-------------------------------------------------------------------------------

                                     PART I

ITEM  1. BUSINESS

INTRODUCTION
As used herein, unless the context indicates otherwise, the "Company" shall mean The Robert Mondavi Corporation and its consolidated subsidiaries. The Robert Mondavi Corporation was incorporated under the laws of California in 1981 as a successor to Robert Mondavi Winery, formed as a California Corporation in 1966. The Company's principal executive offices are located at 841 Latour Court, Napa, California 94558. Its telephone number is (800) 228-1395. Its internet address is WWW.ROBERTMONDAVI.COM.

The Company makes available, free of charge, on its Internet website at WWW.ROBERTMONDAVI.COM, its annual report to the Securities and Exchange Commission (SEC) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Amendments to those reports and annual Proxy Statement, as soon as reasonably practicable after they are electronically filed with the SEC. The information is posted on the Company's website is not incorporated by reference into this annual report.

The Company has adopted a corporate governance code of conduct that applies to its Chief Executive Officer, Chief Financial Officer, Controller and other employees. The Company has posted the text of its corporate governance code of conduct, and the charters of its Audit Committee, Compensation Committee and Nominating and Governance Committee on its Internet website at WWW.ROBERTMONDAVI.COM. The Company intends to satisfy the SEC's disclosure requirements regarding a future amendment to, or a waiver from, a provision of its code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions, by posting the information on the Company's website.

BUSINESS
The Company is a leading producer and marketer of premium table wines. Its core brands include Robert Mondavi Winery, Robert Mondavi Private Selection and Woodbridge. Robert Mondavi Winery accounted for 3% by volume and 11% by net revenue for each of the Company's fiscal 2004, 2003 and 2002 sales. Robert Mondavi Private Selection accounted for 16%, 15% and 14% by volume and 20%, 19% and 19% by net revenue of the Company's fiscal 2004, 2003 and 2002 sales, respectively. Woodbridge accounted for 71%, 75% and 76% by volume and 52%, 57% and 57%, by net revenue of the Company's fiscal 2004, 2003 and 2002 sales, respectively.

The Company's smaller wineries include Byron in Santa Maria and Arrowood in Sonoma, as well as three international joint ventures. The Company produces Opus One in partnership with the Baroness Philippine de Rothschild of Chateau Mouton Rothschild of Bordeaux, France; Luce, Lucente, Danzante and Ornellaia in partnership with Marchesi de'Frescobaldi of Tuscany, Italy; and Sena and Arboleda in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile. During the third quarter of fiscal 2004, the Company sold its interest in the Caliterra brand and its assets to Vina Errazuriz. Effective July 1, 2004, the Company dissolved its joint venture with the Robert Oatley family and Southcorp Limited which produced the Kirralaa and Talomas brands. The Company now produces Talomas wines for Southcorp Limited under a production agreement while Southcorp produces Kirralaa wines for the Company under a similar production agreement.

RECENT DEVELOPMENTS
The Company has historically operated in one business segment. On August 20, 2004, the Company announced that it would create two separate operating units within the Company, one focused on the company's "lifestyle" brands, and the other on its "luxury" brands. The Company's "lifestyle" brands are brands which generally sell for up to $15 per bottle at retail (including Woodbridge and Robert Mondavi Private Selection), while the Company's "luxury" brands generally sell for over $15 per bottle at retail (including Robert Mondavi Napa Valley, Arrowood, Byron and the majority of Company's joint venture brands). Each operating unit will have a Chief Operating Officer reporting to the Company CEO.

Also on August 20, 2004, the Company announced that its Board of Directors has adopted and will recommend to shareholders a plan to recapitalize the Company that would result in a single class of shares and the elimination of Class B shares with super-voting rights. Subject to approval of a majority of the outstanding Class A shares at the October 29, 2004 Annual Meeting of Shareholders, the recapitalization will be effected and the company will be reincorporated in Delaware. Each Class A share of the current California corporation will be exchanged for one common share of the new Delaware corporation, and each Class B share of the current California corporation will be exchanged for 1.165 common shares of the new Delaware corporation. A Special Committee of independent directors recommended approval of the exchange ratios to the Board of Directors. The requisite vote of the Class B shareholders to approve the plan has been secured by a voting agreement.

                        The Robert Mondavi Corporation 2

The Board of Directors has also authorized the repurchase of up to $30 million in common stock of the new Delaware corporation. The share repurchase program will become effective following the elimination of the Class B shares and permits the Company to make open market purchases over time based upon prevailing business and market conditions, subject to compliance with applicable loan covenants and legal restrictions.

INDUSTRY BACKGROUND
The wine industry is generally segregated into three categories: premium table wines that retail for more than $3 per 750ml bottle; "jug" wines that retail for less than $3 per 750ml bottle; and other wine products, such as sparkling wines, fortified wines, wine coolers and flavored wines. The Company produces and sells only premium table wines.

MARKETING AND DISTRIBUTION
The Company has a sales force of approximately 190 employees. Its wines are available through all principal retail channels for premium table wine, including fine restaurants, hotels, specialty shops, supermarkets and club stores in all fifty states of the United States of America and 90 countries throughout the world. Sales of the Company's products outside the United States of America accounted for approximately 10%, 8% and 9% of net revenues for fiscal years 2004, 2003 and 2002, respectively.

The Company's wines are primarily sold to distributors, who then sell to retailers and restaurateurs. Domestic sales of the Company's wines are made to more than 100 independent wine and spirits distributors. International sales are made to independent importers and generally are arranged through brokers.

The Company's wines are distributed in California, Florida, Pennsylvania, Nevada, Hawaii, Kentucky, Illinois and New Mexico by Southern Wine & Spirits, a large national beverage distributor. Sales to Southern Wine & Spirits nationwide represented approximately 28%, 32% and 29% of the Company's gross revenues for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. In fiscal 2004, sales to the Company's 15 largest distributors represented 64% of the Company's gross revenues. The distributors used by the Company also offer premium table wines of other companies that directly compete with the Company's products.

Sales of the Company's wines in California accounted for 17%, 17% and 19% of the Company's gross revenues for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. Other major domestic markets include Florida, Texas, New York, Massachusetts, Pennsylvania, New Jersey and Illinois where annual sales represented collectively 34%, 33% and 31% of the Company's gross revenues for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

GRAPE SUPPLY
The Company controls approximately 8,820 acres of vineyards in the top winegrowing regions of California, including Napa Valley, Lodi, Mendocino County, Monterey County, San Luis Obispo County, Santa Maria Valley, Santa Barbara County and Sonoma County. Approximately 8,430 acres of the Company-controlled vineyards are currently planted. In addition, the Company's joint ventures control approximately 570 acres of vineyards in the top winegrowing regions of Chile and Italy.

In fiscal 2004, approximately 16% of the Company's total grape supply came from Company-controlled vineyards, including approximately 66% of the grape supply for wines produced at the Robert Mondavi Winery in Oakville.

The Company purchases the balance of its California grape supply from approximately 210 independent growers, including approximately 40 growers in the Napa Valley. The grower contracts range from one-year spot market purchases to intermediate and long-term agreements.

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

EMPLOYEES
The Company employs approximately 940 regular, full-time employees. The Company also employs part-time and seasonal workers for its vineyard, production and hospitality operations. None of the Company's employees are represented by a labor union and the Company believes that its relationship with its employees is good.


                        The Robert Mondavi Corporation 3

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

RISKS ASSOCIATED WITH DIVISION OF COMPANY INTO TWO OPERATING UNITS
There is a risk that the reorganization of the Company into two operating units will not be a successful strategic change. The execution of the reorganization will require considerable attention and effort by management. There is a risk that this may impair management's ability to focus on other needed areas of business execution. The board and management are considering various strategic alternatives, some of which would involve layoffs and significant restructuring charges including asset write-downs which could materially impair future earnings. There are significant risks associated with separating the Company's sizable sales force into two operating units. There is also the risk that the Company will have difficulty finding a suitable executive to lead the Company's luxury wine unit.

RISKS ASSOCIATED WITH CONTROL (OR LOSS OF CONTROL) BY ROBERT MONDAVI FAMILY
The Company currently has two classes of common stock, Class A owned by the public, and Class B owned primarily by the Robert Mondavi family. As of September 10, 2004, the family owned approximately 35.9% of the economic interest and approximately 84.9% of the voting power of the Company. Should the proposed recapitalization be approved by the Class A shareholders, the Robert Mondavi family's economic interest will increase to approximately 39.5% while its voting power will decrease to approximately 39.5%. The Robert Mondavi family's loss of voting control may reduce the family's ability to control the future strategic direction of the Company and may remove a formidable obstacle to an unsolicited takeover of the Company.

Mr. Robert Mondavi has made charitable commitments, which he intends to satisfy by gifts of stock. Sales of stock by the recipient charities, or stock sales by other family members, could adversely affect the price of the Class A Common Stock. Members of the Robert Mondavi family and members of non-family management own options to purchase Class A Common Stock, which, if they are exercised, will dilute the financial interest of other shareholders. For a further discussion of the Company's stock option plans, see note 10, "Stock Options and Employee Stock Purchase Plan", in the notes to the Consolidated Financial Statements included in Item 8 of this report.

JOINT VENTURE RISKS
Each of the Company's international joint ventures allows either partner, in certain circumstances (including a change in control as would result from the proposed recapitalization of the Company), to force dissolution of the venture and a sale of its business, subject to priority purchase rights of the respective partners which vary from venture to venture. If a joint venture partner were to initiate that process, there is no assurance that the Company would be able to obtain the financing necessary to exercise its purchase rights or avoid the sale of the joint venture's business to the partner or to a third party.

The Company may be obligated to contribute more capital to one or more of the joint ventures. In addition, the ventures may involve other risks typically associated with international business, including taxation of income earned in foreign countries, foreign exchange controls, currency fluctuations, and political and economic instability.

RISK OF CONSUMER SPENDING
Wine sales depend upon a number of factors related to the level of consumer spending, including the general state of the economy, federal and state income tax rates, deductibility of business entertainment expenses under federal and state tax laws and consumer confidence in future economic conditions. A substantial part of the Company's wine sales is concentrated in California and, to a lesser extent, the states of Florida, Texas, New York, Massachusetts, Pennsylvania, New Jersey and Illinois. Changes in consumer spending in these and other regions can affect both the quantity and the price of wines that customers are willing to purchase at restaurants or through retail outlets. For example the Company's sales revenues and profits declined as a result of the depressed state of the travel and hotel industries in the wake of the events that occurred on September 11, 2001. Reduced consumer confidence and spending may result in reduced demand for the Company's products, limitations on its ability to increase prices and increased levels of selling and promotional expenses.

CYCLICAL RISKS
The premium wine industry swings between cycles of oversupply and undersupply. At present there is a worldwide oversupply of premium wine, which is likely to last at least another year or two. As a consequence the Company's ability to raise prices has been limited and its selling and promotional expenses have risen.



                        The Robert Mondavi Corporation 4

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

Pierce's Disease is a disease that destroys individual grapevines and for which there is currently no known cure. A carrier of Pierce's Disease, the glassy-winged sharpshooter, has infected vineyards in California. If this pest migrates north to the Company's vineyards, it could greatly increase the incidence of Pierce's Disease and materially and adversely affect the Company's future grape supply. The Company is unaware of any incidents of the glassy-winged sharpshooter on or near Company vineyards.

In the late 1980's phylloxera, a pest which feeds on the roots of grapevines causing grape yields to decrease, infested many Napa Valley vineyards planted with AXR-1 rootstock, which has turned out to be nonresistant. The Company was forced to replant most of its Napa Valley vineyards at a cost of approximately $26 million over 10 years.

It generally takes 3-5 years for a replanted vineyard to bear grapes in commercial quantities. The strain of phylloxera (phylloxera-B) that infested Napa Valley vineyards was generally unknown prior to 1983. There can be no assurance that rootstocks the Company is now using to plant vineyards will not in the future become susceptible to current or new strains of phylloxera, plant insects or diseases such as Pierce's Disease.

HEALTH ISSUES; GOVERNMENT REGULATION
A number of anti-alcohol groups are advocating increased governmental action on a variety of fronts unfavorable to the wine industry, including new labeling requirements that could adversely affect the sale of the Company's products. Restrictions on the sale and consumption of wine or increases in the retail cost of wine due to increased governmental regulations, taxes or otherwise, could materially and adversely affect the Company's business and its results of operations. There can be no assurance that there will not be legal or regulatory challenges to the industry, which could have a material adverse effect on the Company's business and its results of operations and its cash flows.

The wine  industry  is  subject to  extensive  regulation  by state and  federal agencies. The Federal Alcohol and Tobacco Tax and Trade Bureau (TTB) and the various state liquor authorities regulate such matters as licensing requirements, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. For example, federal regulations require certain warning labels on wine bottles. There can be no assurance that new or revised regulations or increased licensing fees and requirements will not have a material adverse effect on the Company's business and its results of operations and its cash flows.

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

DEPENDENCE ON DISTRIBUTION CHANNELS
The  Company  sells its  products  principally  to  distributors  for  resale to restaurants and retail outlets. Sales to the Company's largest distributor, Southern Wine and Spirits, and sales to the Company's 15 largest distributors represented 28% and 64%, respectively, of the Company's gross revenues during fiscal 2004. Sales to the Company's 15 largest distributors are expected to continue to represent a substantial majority of the Company's gross revenues. The Company's arrangements with its distributors may, generally, be terminated by either party with prior notice. In many states, a distributor may be terminated by the Company only for "cause" as defined in the applicable state statutes. The replacement or poor performance of the Company's major distributors or the Company's inability to collect accounts receivable from its major distributors could materially and adversely affect the Company's results of operations, its financial condition and its cash flows. The Company has in the past several years made distribution changes in several important markets including Massachusetts, New York and Illinois.


                        The Robert Mondavi Corporation 5

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

LEVERAGE RISKS AND CAPITAL REQUIREMENTS
The premium wine industry is a capital intensive business, due primarily to the lengthy aging and processing cycles involved in premium wine production. Historically, the Company has financed its operations and capital spending principally through borrowings, as well as through internally generated funds. As of June 30, 2004, the Company's total indebtedness was $382.2 million.

The Company projects continued capital spending over the next several years to improve production operations, purchase barrels and complete its vineyard development. Management believes that the Company will support its operating and capital needs and its debt service requirements through internally generated funds for the foreseeable future, but will utilize available short-term borrowings to support seasonal and quarterly fluctuations in cash requirements.

The proposed recapitalization of the Company to eliminate Class B shares will constitute a prohibited "change of control" under certain Company debt agreements. Due to "cross-default" provisions contained in these and other debt agreements, several of the Company's lenders could accelerate the total outstanding balances of their loans in the aggregate amount of approximately $382.2 million. The Company has consulted with its lenders and believes a waiver or amendment can be obtained, or, that alternate financing arrangements acceptable to the Company can be obtained.

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

COMPETITIVE RISKS
The premium segment of the wine industry is intensely competitive. The Company's table wines compete primarily in the U.S., as well as in 90 countries around the world, with premium and other wines produced in the United States of America, Europe, South Africa, South America, Australia and New Zealand. Domestic competitors in the popular-premium and super-premium segments include Brown-Forman (Fetzer), Constellation Brands (Estancia, Vendange, Blackstone, BRL Hardy), Diageo (Beaulieu Vineyards), Kendall-Jackson and The Wine Group (Glen Ellen). Foreign competitors include Southcorp (Rosemount, Lindemans, Penfolds) and Fosters (Beringer Blass Wine Estates). The Company's higher-priced wines compete with several hundred smaller California wineries, generally from Napa or Sonoma County, and with numerous foreign vintners, that produce premium wines. In recent years some very large producers of primarily generic wines such as Gallo have introduced varietal wines in the growing premium wine market. A result of this intense competition has been and may continue to be upward pressure on the Company's selling and promotional expenses. In addition, due to competitive factors, the Company may not be able to increase prices of its wines, and in particular its Napa Valley wines, to keep pace with rising farming, winemaking, selling and promotional costs. The Company's wines also compete with other alcoholic and non-alcoholic beverages for shelf space in retail stores and for marketing focus by the Company's independent distributors, all of which also carry other wine or beverage brands. Many of the Company's domestic and international competitors have significantly greater resources than the Company. There can be no assurance that in the future the Company will be able to successfully compete with its current competitors or that it will not face greater competition from other wineries and beverage manufacturers.



                        The Robert Mondavi Corporation 6

ENVIRONMENTAL RISKS
Ownership of real property creates a potential for environmental liability on the part of the Company. If hazardous substances are discovered on or emanate from any of the Company's properties and the release of hazardous substances presents a threat of harm to public health or the environment, the Company may be held strictly liable for the cost of remediation of hazardous substances.

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

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's fourth quarter ended June 30, 2004.




                        The Robert Mondavi Corporation 7

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's Class A Common Stock trades on the NASDAQ National Market System under the symbol "MOND". There is no established trading market for the Company's Class B Common Stock. The following table sets forth the high and low closing prices of the Class A Common Stock for the periods indicated.

                                                  HIGH            LOW
                                               -------------------------
YEAR ENDED JUNE 30, 2004
Fourth quarter..................................$  40.35        $  31.75
Third quarter...................................$  39.59        $  35.12
Second quarter..................................$  39.93        $  31.19
First quarter...................................$  32.29        $  23.09

YEAR ENDED JUNE 30, 2003
Fourth quarter..................................$  26.89        $  20.15
Third quarter...................................$  32.45        $  20.06
Second quarter..................................$  36.20        $  28.40
First quarter...................................$  34.25        $  30.05

The Company has never declared or paid dividends on its common stock and anticipates that all earnings will be retained for use in its business. The payment of any future dividends will be at the discretion of the Board of Directors and will continue to be subject to certain limitations and restrictions under the terms of the Company's indebtedness to various institutional lenders, including a prohibition on the payment of dividends without the prior written consent of such lenders. As of June 30, 2004, there were 2,085 registered shareholders.

Information concerning the Company's equity compensation plan is incorporated by reference to the section entitled "Equity Compensation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on October 29, 2004, as filed with the Securities and Exchange Commission.


                        The Robert Mondavi Corporation 8

ITEM  6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                                          YEAR ENDED JUNE 30,
                                               --------------------------------------------------------------------------
 (In thousands, except ratios, per share
 and per case data)                                     2004        2003 (2)       2002 (2)        2001          2000
                                               --------------------------------------------------------------------------
 INCOME STATEMENT DATA
 Net revenues..................................   $   468,047   $   452,673    $   441,358    $   480,969   $   407,266
 Gross profit..................................       184,198       171,716        191,765        216,230       180,773
 Operating income..............................        53,470        39,612         53,765         83,734        76,158
 Net income....................................        25,584        16,715         24,738         43,294        41,585
 Earnings per share - diluted..................   $      1.55   $      1.02    $      1.51    $      2.65   $      2.60

 As a percent of net revenues:
   Gross profit................................         39.4%         37.9%          43.4%          45.0%         44.4%
   Operating income............................         11.4%          8.8%          12.2%          17.4%         18.7%
   Net income..................................          5.5%          3.7%           5.6%           9.0%         10.2%

 BALANCE SHEET DATA
 Current assets................................   $   538,474   $   502,630    $   492,114    $   480,900   $   383,482
 Total assets..................................       978,170       961,177        959,516        864,358       734,943
 Current liabilities...........................        82,512        71,983         76,147         93,570        75,410
 Total liabilities.............................       498,370       510,183        529,015        461,889       386,775
 Shareholders' equity..........................       479,800       450,994        430,501        402,469       348,168
 Working capital...............................       455,962       430,647        415,967        387,330       308,072
 Total debt....................................   $   382,199   $   412,726    $   438,332    $   367,593   $   310,592

 Current ratio.................................           6.5           7.0            6.5            5.1           5.1
 Total debt to capital.........................         44.3%         47.8%          50.5%          47.7%         47.1%

 CASH FLOW DATA
 Cash flows from operating activities..........   $    82,939   $    42,146    $    34,517    $     5,338   $    31,912
 Cash flows from investing activities..........       (13,755)      (13,833)      (117,177)       (64,321)      (91,546)
 Cash flows from financing activities..........   $   (21,563)  $   (26,974)   $    75,471    $    63,170   $    58,092

 NON-GAAP DATA (1)
 Earnings before interest & taxes..............   $    61,735   $    48,946    $    62,888    $    91,803   $    83,630
 As a percentage of net revenues...............         13.2%         10.8%          14.2%          19.1%         20.5%

 OPERATING DATA
 Cases sold (9 liter equivalent)...............        10,090         9,699          9,375          9,929         8,684
 Net revenues per case.........................   $     46.39   $     46.67    $     47.08    $     48.44   $     46.90

(1) The Company calculates earnings before interest & taxes (EBIT) by adding back its provision for income taxes and interest expense to net income, in effect combining operating income with the results of its joint ventures and other income and expense (see table below). The Company's joint venture interests are accounted for as investments under the equity method of accounting. Accordingly, the Company's share of its joint ventures' results is reflected in "equity income from joint ventures," below the operating income line, in the Consolidated Statements of Operations. The Company has presented EBIT and EBIT as a percentage of net revenues in this table because management and certain investors find it useful when comparing the Company's operating results to operating results of companies that do not use the equity method of accounting or do not employ joint ventures as part of their business strategy. EBIT is not a measure of operating performance computed in accordance with generally accepted accounting principles (GAAP), and should not be considered a substitute for operating income, net income or cash flows compared in conformity with GAAP. In addition, EBIT may not be comparable to similarly titled financial measures used by other entities.
(2) Effective July 1, 2003, the Company adopted FIN 46, and as such the fiscal years 2003 and 2002 were restated. See note 1, "Organization and Summary of Significant Accounting Policies" in the notes to the Consolidated Financial Statements included in Item 8 of this report for more details.


 Net income....................................   $    25,584   $    16,715   $    24,738    $    43,294   $    41,585
 Provision for income taxes....................        14,769         9,817        14,844         27,098        26,004
 Interest expense..............................        21,382        22,414        23,306         21,411        16,041
                                                  -----------   -----------   -----------    -----------   -----------
 Earnings before interest & taxes (EBIT).......   $    61,735   $    48,946   $    62,888    $    91,803   $    83,630
                                                  ===========   ===========   ===========    ===========   ===========
 As a percent of net revenues:
   Net income..................................          5.5%          3.7%          5.6%           9.0%         10.2%
   Provision for income taxes..................          3.1%          2.2%          3.3%           5.6%          6.4%
   Interest expense............................          4.6%          4.9%          5.3%           4.5%          3.9%
                                                  -----------   -----------   -----------    -----------   -----------
 Earnings before interest & taxes (EBIT).......         13.2%         10.8%         14.2%          19.1%         20.5%
                                                  ===========   ===========   ===========    ===========   ===========


                        The Robert Mondavi Corporation 9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

FORWARD-LOOKING STATEMENTS
This discussion and other information provided from time to time by the Company contain historical information as well as forward-looking statements about the Company, the premium wine industry and general business and economic conditions. Such forward-looking statements include, for example, projections or predictions about the Company's future growth, consumer demand for its wines, including new brands and brand extensions, margin trends, anticipated future investment in vineyards and other capital projects, the premium wine grape market and the premium wine industry in general. Actual results may differ materially from the Company's present expectations. Among other things, a soft economy, a downturn in the travel and entertainment sector, risk associated with continued worldwide conflicts, reduced consumer spending, or changes in consumer preferences could reduce demand for the Company's wines. Similarly, increased competition or changes in tourism to the Company's California properties could affect the Company's volume and revenue growth outlook. The supply and price of grapes, the Company's most important raw material, is beyond the Company's control. A shortage of grapes might constrict the supply of wine available for sale and cause higher grape costs, putting more pressure on gross profit margins. A surplus of grapes might allow for greater sales and lower grape costs, but it might also result in more competition and pressure on selling prices or selling and marketing spending. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending, which in turn could impact the Company's profit margins. For these and other reasons, no forward-looking statement by the Company can or should be taken as a guarantee of what will happen in the future.

RECENT DEVELOPMENTS
The Company has historically operated in one business segment. On August 20, 2004, the Company announced that it would create two separate operating units within the Company, one focused on the Company's "lifestyle" brands, and the other on its "luxury" brands. The Company's "lifestyle" brands are brands which generally sell for up to $15 per bottle at retail (including Woodbridge and Robert Mondavi Private Selection), while the Company's "luxury" brands generally sell for over $15 per bottle at retail (including Robert Mondavi Winery, Arrowood, Byron and many of the Company's joint venture brands). The board and management are considering various strategic alternatives, some of which would involve layoffs and significant restructuring charges including write-downs which could materially impair future earnings.

Also on August 20, 2004, the Company announced that its Board of Directors has adopted and will recommend to shareholders a plan to recapitalize the Company that would result in a single class of shares and the elimination of Class B shares with super-voting rights. Subject to approval of a majority of the outstanding Class A shares at the October 29, 2004 Annual Meeting of Shareholders, the recapitalization will be effected and the Company will be reincorporated in Delaware. Each Class A share of the current California corporation will be exchanged for one common share of the new Delaware corporation, and each Class B share of the current California corporation will be exchanged for 1.165 common shares of the new Delaware corporation. A Special Committee of independent directors recommended approval of the exchange ratios to the Board of Directors. The requisite vote of the Class B shareholders to approve the plan has been secured by a voting agreement.

The Board of Directors has also authorized the repurchase of up to $30 million in common stock of the new Delaware corporation. The share repurchase program will become effective following the elimination of the Class B shares and permits the Company to make open market purchases over time based upon prevailing business and market conditions, subject to compliance with applicable loan covenants and legal restrictions.

OVERVIEW

The Company is a leading producer and marketer of premium table wines. The Company has historically operated in one business segment (premium table wines). On August 20, 2004, the Company announced that it would create two separate operating units within the Company, one focused on the Company's "lifestyle" brands, and the other on its "luxury" brands. Its core brands include Robert Mondavi Winery, Robert Mondavi Private Selection, and Woodbridge. The Company also produces and markets fine wines under the following labels: La Famiglia, Kirralaa, Byron Vineyards and Winery, Io, Arrowood Vineyards and Winery and Grand Archer by Arrowood. The Company produces Opus One in partnership with the Baroness Philippine de Rothschild of Chateau Mouton Rothschild of Bordeaux, France; Luce, Lucente, Danzante, and the wines of Tenuta dell'Ornellaia, in partnership with the Marchesi de'Frescobaldi of Tuscany, Italy; and Sena and Arboleda in partnership with the Eduardo Chadwick family of Vina Errazuriz in Chile. In addition to the partnership wines, Robert Mondavi Imports, a division of the Company, represents the wines of Marchesi de'Frescobaldi, Attems, and Vina Caliterra in the United States.


                        The Robert Mondavi Corporation 10

Sales volume for the fiscal year ended June 30, 2004 increased by 4.0% to 10.1 million cases and net revenues increased by 3.4% to $468.0 million. Net revenues per case declined from $46.67 to $46.39 as a result of increased sales incentives, which are recorded as a reduction of revenues. The Company reported net income of $25.6 million, or $1.55 per diluted share, for the year ended June 30, 2004, compared to net income of $16.7 million, or $1.02 per diluted share, a year ago. The fiscal 2004 increase in net revenue and net income from fiscal 2003 is detailed below in the Results of Operations discussion, and is primarily due to the Company's increased investment in its core brands, continued development of new products, and the positive impact from streamlining of the Company's operations and organization structure in the second half of fiscal 2003. The Company's fiscal 2004 results include a net gain of $1.5 million related to the sale of certain nonstrategic assets during the first quarter. The gain was offset by an asset impairment loss of $6.1 million related to the disposition of part of the Company's joint venture investment in Chile during the second quarter and also $2.2 million of additional asset impairments in the fourth quarter.

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements". FIN 46 establishes accounting guidance for the consolidation of variable interest entities that function to support the activities of the primary beneficiary, and applies to any business enterprise, either public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company maintains master lease facilities that enable the leasing of certain real property (predominantly vineyards) to be constructed or acquired and that qualify as variable interest entities with the Company as the primary beneficiary. Accordingly, upon the adoption of FIN 46, effective July 1, 2003, the Company has included in its consolidated financial statements the assets and related liabilities leased under its master lease facilities. Also, as encouraged by the Interpretation, the Company restated prior period financial statements back to July 1, 2001. As a result, property, plant and equipment and long-term debt were increased by $114.1 million and $114.6 million, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1.8 million, $0.8 million and $1.4 million, respectively, at June 30, 2003. As of June 30, 2002, property, plant and equipment and long-term debt were increased by $105.1 million and $105.2 million, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1.2 million, $0.5 million and $0.8 million, respectively. Net income for the year ended June 30, 2003 and 2002, was reduced by $0.6 million or $0.04 per diluted share and $0.8 million or $0.05 per diluted share, respectively. On July 1, 2001, property, plant and equipment and long-term debt were increased by $88.3 million. In December 2003, the FASB issued a revised Interpretation No. 46, ("FIN 46R"), which clarified and enhanced the provisions of FIN 46. The Company was required to adopt FIN 46R in the current fiscal year. The Company has evaluated FIN 46R, and based on this evaluation, the adoption did not have a significant impact on the Company's financial condition, results of operations or cash flows.

KEY ACCOUNTING MATTERS
Under GAAP purchase accounting rules, purchase price is allocated to the assets and liabilities of the acquired company based on estimated fair market values at the time of the transaction. In connection with the Company's fiscal year 2001 acquisition of Arrowood Vineyards & Winery (Arrowood) and its fiscal 2000 acquisition of an interest in Tenuta dell'Ornellaia (Ornellaia), the Company has recorded inventory at fair market value, which exceeded original book value. The Company refers to the difference between fair market value and the original book value as inventory step-up. When the inventory acquired is subsequently sold in the normal course of business, costs of the inventory, including inventory step-up charges, are charged to cost of goods sold. Inventory step-up charges related to Arrowood recorded in cost of goods sold totaled $1.6 million and $3.4 million for the years ended June 30, 2004 and 2003, respectively. The remaining inventory step-up charges related to Ornellaia recorded in equity income from joint ventures were fully expensed in the first quarter of the current fiscal year.

The Company's joint venture interests are accounted for as investments under the equity method of accounting. Accordingly, the Company's share of its joint ventures' results is reflected in Equity Income from Joint Ventures and Investments in Joint Ventures on the Consolidated Statements of Operations and Consolidated Balance Sheets, respectively. The Company also imports wines under importing and marketing agreements with certain of its joint ventures and their affiliates. Under the terms of these agreements, the Company purchases wine for resale in the United States and Europe. Revenues and expenses related to importing and selling these wines are included in the appropriate sections of the Consolidated Statements of Operations.

The Company has stock option plans and an employee stock purchase plan. The Company accounts for these plans using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25 and its related Interpretations. The compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. For a further discussion of the Company's stock option plans, see note 10, "Stock Options and Employee Stock Purchase Plan" in the notes to the Consolidated Financial Statements included in
Item 8 of this report.


                        The Robert Mondavi Corporation 11

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policies which management has discussed with the Audit Committee of the Board of Directors affect its more significant estimates and judgments used in the preparation of its consolidated financial statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. Changes in the financial condition of the Company's major customers could result in significant accounts receivable write-offs. The Company's allowance for doubtful accounts at June 30, 2004 and 2003 totaled $0.5 million.

INVENTORY VALUATION - The Company continually assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. Net realizable value is estimated using historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required. The Company's reserve for inventory write-downs at June 30, 2004 and 2003 totaled $2.5 million and $2.7 million, respectively.

DEFERRED TAX ASSETS VALUATION ALLOWANCE - The Company records a valuation allowance related to deferred tax assets if, based on the weight of the available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance, an adjustment to the carrying value of the deferred tax assets would be charged to income if the Company determined that it would not be able to realize all or part of its net deferred tax assets in the future. The Company has concluded that it is more likely than not that all of its deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance had been recorded at June 30, 2004 and 2003.

IMPAIRMENT OF INTANGIBLE ASSETS - The Company has goodwill and licenses associated with business acquisitions. The Company reviews these assets for impairment at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of these assets below their carrying value. If the fair value of these assets is less than their carrying value, then an impairment loss would be recognized equal to the excess of the carrying value over the fair value of the asset. As of June 30, 2004, the Company does not believe there has been any impairment of goodwill and licenses. Goodwill and licenses at June 30, 2004 and 2003 totaled $2.9 million and $3.3 million, respectively.

SELF-INSURANCE - The Company's liabilities for its self-insured medical plan and high-deductible workers' compensation plan are estimated based on the Company's historic claims experience, estimated future claims costs, and other factors. Changes in key assumptions may occur in future periods, which could result in changes to related insurance costs. The Company's accrued liability for its self-insured plans at June 30, 2004 and 2003 totaled $2.3 million and $2.1 million, respectively.

CONTINGENCIES - The Company is subject to litigation and other contingencies in the ordinary course of business. Liabilities related to contingencies are recognized when a loss is probable and reasonably estimable.



                        The Robert Mondavi Corporation 12

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


                                     FISCAL 2004 QUARTER ENDED                      FISCAL 2003 QUARTER ENDED
                           ----------------------------------------------  ---------------------------------------------
(in millions)                SEP. 30    DEC. 31    MAR. 31    JUN. 30        SEP. 30    DEC. 31    MAR. 31    JUN. 30
                           ----------------------------------------------  ---------------------------------------------
Net revenues...............  $103.9     $147.3     $ 98.2     $118.6         $ 98.6     $141.1     $ 92.2     $120.8
% of annual net revenues...    22.2%      31.5%      21.0%      25.3%          21.8%      31.2%      20.3%      26.7%
Net income (loss)..........  $  9.9     $  9.4     $  2.0     $  4.3         $  8.0     $  9.7     $ (1.8)    $  0.8
% of annual net income
  (loss) ..................    38.7%      36.7%       7.8%      16.8%          47.9%      58.1%     (10.8)%      4.8%


Seasonal cash requirements increase just after harvest in the fall as a result of contract grape payments and, to a lesser degree, due to the large seasonal work force employed in both the vineyards and wineries during harvest. Also, some grape contracts include a deferral of a portion of the payment obligations until April 1 of the following calendar year, resulting in significant cash payments on March 31 of each year. As a result of harvest costs and the timing of its contract grape payments, the Company's borrowings, net of cash, generally peak during December and March of each year. In fiscal 2004 and 2003, most grape payments were made in the March 31 quarter. However, this cash outflow in fiscal 2004 was partially offset by continued cost-cutting measures companywide. Cash requirements also fluctuate depending on the level and timing of capital spending and joint venture investments. The following table sets forth the Company's total borrowings, net of cash, at the end of each of its last eight fiscal quarters:


                                     FISCAL 2004 QUARTER ENDED                      FISCAL 2003 QUARTER ENDED
                           ----------------------------------------------  ---------------------------------------------
(in millions)                SEP. 30    DEC. 31    MAR. 31    JUN. 30        SEP. 30    DEC. 31    MAR. 31    JUN. 30
                           ----------------------------------------------  ---------------------------------------------
Total borrowings...........   $392.7     $384.9     $383.0     $382.8         $439.6     $432.7     $432.3     $412.7
Cash.......................       --        4.8       15.1       49.0             --         --         --        1.3
                             -------     ------     ------     ------         ------     ------     ------     ------
Total borrowings, net of
  cash ....................   $392.7     $380.1     $367.9     $333.8         $439.6     $432.7     $432.3     $411.4
                             =======     ======     ======     ======         ======     ======     ======     ======


RESULTS OF OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003
NET REVENUES - Sales volume increased by 4.0% to 10.1 million cases and net revenues increased by 3.4% to $468.0 million. The increase in volume is driven by growth in Robert Mondavi Winery, Robert Mondavi Private Selection and import case shipments of 15%, 11% and 11%, respectively. The increase also was attributable to the introduction of new products, including Papio and Woodbridge Select Vineyard Series, during the current fiscal year. This volume and revenue growth was partially offset by a 3% decrease in Woodbridge volume and an increase of sales incentives, which are recorded as a reduction of revenues.

COST OF GOODS SOLD - Cost of goods sold in fiscal 2004 increased by $2.9 million, or 1.0%, compared to fiscal 2003. Excluding significant inventory write-downs of $11.6 million and grape contract buyouts of $1.2 million in fiscal 2003, cost of goods sold increased $15.7 million, or 5.9%. The increase primarily reflected a $10.5 million increase due to volume and a $4.9 million increase due to the shift in product mix toward brands with both lower net revenues per case and higher costs per case.

GROSS PROFIT PERCENTAGE - As a result of the factors discussed above, the gross profit percentage increased to 39.4% compared to 37.9% last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased by 1.7%, or $2.3 million, compared to the previous year. The increase comprised approximately of $3.1 million due to increased spending related primarily to costs associated with complying with the Sarbanes-Oxley Act of 2002 and costs associated with consulting work to assist in implementing various inventory and sales efficiencies. The increase also reflects $2.2 million of asset impairment charges related to nonstrategic assets held for sale at year end. The aggregate increase was offset by a $3.4 million decrease in sales and marketing expenses resulting from a shift to promotional spending, which is accounted for as a reduction of net revenue, and brand marketing spending. The ratio of selling, general and administrative expenses to net revenues decreased to 28.3% compared to 28.7% a year ago.


                        The Robert Mondavi Corporation 13

GAIN ON SALE OF ASSETS, NET - During the first quarter of the current fiscal year, the Company recognized a net gain of $1.5 million related to the sale of certain nonstrategic assets. In the prior year, the $2.0 million net gain on disposal of nonstrategic assets represented $7.3 million of gains offset by $5.3 million of losses from the disposal of several assets during fiscal 2003 that were no longer expected to fit the Company's long-term business needs.

SPECIAL CHARGES, NET - During the third fiscal quarter of 2003, the Company began implementing a number of significant changes to its business to address the continuing intense competition in the premium wine industry resulting from a weak U.S. economy and an oversupply of grapes. The changes were identified after the completion of a strategic business review of the Company's brands and included the centralization of all marketing and sales responsibilities and all California production and vineyard operations, a workforce reduction and the sale of certain nonstrategic assets relating to the restructuring. As a result of these changes, $4.1 million in employee separation expenses was recorded at that time. The employee separation expenses were the result of the elimination of 103 jobs, primarily sales, general and administrative support staff, during the fiscal year. Of the $4.1 million employee separation expenses, $3.3 million had been paid prior to June 30, 2003, with the remainder paid during the first quarter of fiscal 2004.

INTEREST, NET - Interest expense decreased by $1.0 million, or 4.6%, reflecting a 7.4% reduction in average borrowings outstanding, lower interest rates and the positive effect of the Company's new swap program. The Company's average fiscal 2004 interest rate was 5.52% compared to 6.26% in fiscal 2003.

EQUITY INCOME FROM JOINT VENTURES - Equity income from joint ventures decreased by $2.7 million, or 29.1% compared to last year, primarily reflecting the $6.1 million impairment charge related to the Caliterra sale and a decrease in equity income from the Australian joint venture of $0.5 million. The decrease is offset by increased income from Opus One and the Company's Italian joint ventures of $1.3 million and $2.9 million.

OTHER - Other consists of miscellaneous nonoperating expense and income items. Other income increased by $1.7 million compared to the prior year mainly due to favorable foreign exchange gains related to hedging activities during the year and the Company's foreign subsidiary activities.

PROVISION FOR INCOME TAXES - The Company's effective tax rate was 36.6% compared to 37.0% last year. The lower effective tax rate was primarily the result of increased foreign sales which produced a higher exclusion benefit.

NET INCOME AND EARNINGS PER SHARE - As a result of the above factors, net income totaled $25.6 million, or $1.55 per diluted share, compared to $16.7 million, or $1.02 per diluted share, a year ago.

FISCAL 2003 COMPARED TO FISCAL 2002
NET REVENUES - Sales volume in fiscal 2003 increased by 3.5% to 9.7 million cases and net revenues increased by 2.6% to $452.7 million, driven by increases of 8% and 3%, respectively, in Robert Mondavi Private Selection and Woodbridge case shipments. Net revenues per case declined from $47.08 to $46.67 as a result of increased sales incentives, which are recorded as a reduction of revenues.

COST OF GOODS SOLD - Cost of goods sold in fiscal 2003 increased by $31.4 million, or 12.6%, compared to fiscal 2002. Sales volume growth represents $8.3 million of the increase, and the negative impact of balancing inventories by utilizing higher cost surplus wines in the Company's popular and super-premium brands represents $12.5 million of the increase. The remaining increase is a result of inventory write-downs of $11.6 million in fiscal 2003 compared to $3.8 million in fiscal 2002 and grape contract buyouts of $1.2 million in fiscal 2003, which were offset by a $0.6 million reduction in the amount of Arrowood inventory step-up recognized in fiscal 2003 versus fiscal 2002.

GROSS PROFIT PERCENTAGE - As a result of the factors discussed above, the gross profit percentage decreased to 37.9% compared to 43.4% in fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased by 3.4%, or $4.2 million, compared to fiscal 2002. The increase is primarily due to increased sales and marketing promotional expenditures in fiscal 2003 offset by the elimination of operating expenses associated with the Disney California Adventure project (refer to Special Charges, Net following), which totaled $1.8 million, in fiscal 2002. The ratio of selling, general and administrative expenses to net revenues increased to 28.7% compared to 28.5% in fiscal 2002.


                        The Robert Mondavi Corporation 14

GAIN ON SALE OF ASSETS, NET -The $2.0 million net gain on disposal of nonstrategic assets represents $7.3 million in gains offset by $5.3 million in losses from the disposal of several assets during fiscal 2003 that were no longer expected to fit the Company's long-term business needs.

SPECIAL CHARGES, NET - As noted above, during the third fiscal quarter of 2003 the Company began implementing a number of significant changes to its business to address the continuing intense competition in the premium wine industry resulting from a weak U.S. economy and an oversupply of grapes. The changes included the centralization of all marketing and sales responsibilities and all California production and vineyard operations, a work force reduction and the sale of certain nonstrategic assets. As a result of these changes, $4.1 million in employee separation expenses was reflected. The employee separation expenses were the result of the elimination of 103 jobs, primarily sales, general and administrative support staff, during fiscal 2003. Of the $4.1 million employee separation expenses, $3.3 million had been paid prior to June 30, 2003, with the remainder paid during the first quarter of fiscal 2004.

During fiscal 2002, the Company changed from an operator, to a sponsor role at Disney's California Adventure. With this change, the Company eliminated any further operational risk associated with the project while it continues a business relationship with Disney and maintains a presence at the theme park. As a result, the Company recorded special charges totaling $12.2 million in fiscal 2002.

INTEREST, NET - Interest expense decreased by $0.9 million, reflecting a reduction in average borrowings outstanding that was partially offset by a $1.8 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects. The Company's average interest rate was 6.26% as of June 30, 2003, compared to 6.54% in fiscal 2002.

EQUITY INCOME FROM JOINT VENTURES - Equity income from joint ventures increased by $0.6 million compared to fiscal 2002, primarily reflecting an increase of $0.8 million from the Company's Italian joint venture offset by a decrease of $1.0 million in results from Opus One and a $0.6 million decrease of Ornellaia inventory step-up charges.

OTHER - Other consists of miscellaneous other expense and income items. Other expense, net, increased to $0.3 million compared to fiscal 2002.

PROVISION FOR INCOME TAXES - The Company's effective tax rate was 37.0% compared to 37.5% in fiscal 2002. The lower effective tax rate was primarily the result of an increase in certain manufacturing tax credits.

NET INCOME AND EARNINGS PER SHARE - As a result of the above factors, net income totaled $16.7 million, or $1.02 per diluted share, compared to $24.7 million, or $1.51 per diluted share, in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of June 30, 2004, was $456.0 million compared to $430.6 million at June 30, 2003. The $25.4 million increase in working capital was primarily attributable to a $47.6 million increase in cash, offset by a $4.7 million decrease in inventories, a $1.6 million decrease in receivables, a $5.5 million decrease in prepaid expenses and other current assets, and an increase of $9.1 million in current portion of long-term debt.

Cash provided by operations totaled $82.1 million, primarily reflecting net income of $25.6 million, $27.8 million of selected noncash items (depreciation, amortization, and asset write-downs), an increase in deferred tax of $9.3 million, coupled with decreases in inventories, other assets and payables and accrued expenses totaling $16.4 million. Cash used in investing activities totaled $13.8 million, primarily reflecting $16.5 million of capital purchases, $1.0 million increase in restricted cash, offset by proceeds of $3.8 million from the sale of assets. Cash used in financing activities totaled $21.6 million, primarily reflecting net repayments of debt. As a result of continued cost-cutting measures companywide and continued efforts to reduce surplus inventory, lower capital spending, and asset disposals, the Company went from cash on hand of $1.3 million at June 30, 2003, to $47.6 million at June 30, 2004.

The Company has an uncollateralized revolving credit line that has maximum credit availability of $150.0 million and expires on December 14, 2004. The Company had no amounts outstanding under this facility at June 30, 2004. The Company also has $270.4 million of fixed rate debt and capital lease obligations outstanding at June 30, 2004, of which $18.9 million is due and payable in fiscal 2005.


                        The Robert Mondavi Corporation 15

The Company maintains master lease facilities that provide the capacity to fund up to $129.4 million, of which $111.8 million had been utilized as of June 30, 2004. The facilities enable the Company to lease certain real property to be constructed or acquired. The leases have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $92.8 million as of June 30, 2004. As discussed above, the Company has adopted the provisions of FIN 46, and included in its consolidated financial statements the assets, and related liabilities, leased under the master lease facilities. The proposed recapitalization of the Company to eliminate Class B shares will constitute a prohibited "change of control" under these master lease facilities. The Company believes a waiver or amendment can be obtained, or, that alternate financing arrangements acceptable to the Company can be obtained.

The premium wine industry is a capital-intensive business, due primarily to the lengthy aging and processing cycles involved in premium wine production. Historically, the Company has financed its operations and capital spending principally through borrowings, as well as through internally generated funds. The Company projects continued capital spending over the next several years to expand production capacity, purchase barrels and complete its vineyard development. The Company currently expects its capital spending requirements to be between $25 million and $30 million for fiscal 2005.

Management believes that for the period through the end of fiscal 2005 and beyond, the Company will support its operating and capital needs and its debt service requirements through internally generated funds, but will utilize available short-term borrowings to support seasonal and quarterly fluctuations in cash requirements.

KNOWN CONTRACTUAL OBLIGATIONS

Known contractual obligations and their related due dates were as follows as of June 30, 2004:


(in millions)                            2005        2006       2007        2008        2009    THEREAFTER    TOTAL
                                      ------------------------------------------------------------------------------
Long-term debt........................   $ 18.9     $116.3      $ 28.4     $ 13.7      $ 13.8      $191.1     $382.2
Capital leases........................      0.1        0.1         0.2        0.1         0.2         2.0        2.7
Operating leases......................     21.8       14.8        14.9       16.5        15.8        69.7      153.5
License fees..........................      0.6        0.6         0.6        0.6         0.6         0.6        3.6
Purchase obligations (1)..............      6.1         --          --         --          --          --        6.1
                                         ------     ------      ------     ------      ------      ------     ------
Total                                    $ 47.5     $131.8      $ 44.1     $ 30.9      $ 30.4      $263.4     $548.1
                                         ======     ======      ======     ======      ======      ======     ======


(1) The Company's purchase obligations are primarily contracts to purchase production machinery and equipment and packaging materials. These contractual commitments are not in excess of expected production requirements over the next twelve months. Amounts due under grape and bulk wine contracts are not included in these amounts as the actual amounts due under these contracts cannot be determined until the end of each year's harvest due to contractual amounts that vary based on vineyard grape yields, assessments of grape quality and grape market conditions. The Company has a significant percentage of its grape requirements committed under long-term contracts, many of which have minimum prices per ton.

ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in their entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.


FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY
On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in the practice of accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and for other instruments as of July 1, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.


                        The Robert Mondavi Corporation 16

PARTICIPATING SECURITIES AND THE TWO-CLASS METHOD
In May 2003, the Emerging Issue Task Force issued Consensus No. 03-6 ("EITF 03-6"), "Participating Securities and the Two-class Method under FASB No. 128, Earnings Per Share". EITF 03-6 considers how a "participating security" should be defined for purposes of applying paragraphs 60 and 61 of Financial Accounting Standards Board ("FASB") Statement No. 128, and whether paragraph 61 of FASB Statement No. 128 requires an entity to use the two-class method in computing EPS based on the presence of a nonconvertible participating security, regardless of the characteristics of that participating security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material impact on the Company's results of operations or financial condition.


ITEM  7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of the Company's long-term debt has fixed interest rates. However, the Company is exposed to market risk caused by fluctuations in interest rates because its credit lines have variable interest rates. Based on credit line borrowings outstanding as of June 30, 2004, the Company's interest expense would increase by $0.3 million for every 10 percent increase in variable interest rates. During the second quarter of fiscal 2004, the Company entered into two interest rate swap agreements, with a total notional amount of $95.0 mllion with the objective of taking advantage of the current low interest rate environment. These swap agreements have been designated as fair-value hedges of certain of the Company's fixed rate debt, effectively converting them to variable rate obligations indexed to LIBOR. The variable rate interest to be paid by the Company will be based on 6-month LIBOR plus a spread of 2.1%. Based on the swap interest rate at June 30, 2004, a hypothetical adverse change in the swaps' interest rates of 10% would result in a $0.1 million decrease in interest income.

The Company is also exposed to market risk associated with changes in foreign currency exchange rates. To manage the volatility related to this risk, the Company enters into forward exchange contracts. As of June 30, 2004, the fair value of the Company's outstanding forward exchange contracts totaled $11.9 million. A hypothetical adverse change in the foreign currency exchange rates of 10% would result in an unrealized loss on forward exchange contracts of $1.2 million, which would affect the Company's fiscal 2005 results of operations and financial position. However, the unrealized loss on the forward exchange contracts would be partially offset by gains on the exposures being hedged. For a further discussion of the Company's use of derivative instruments and hedging activities, see note 1, "Organization and Summary of Significant Accounting Policies" in the notes to the Consolidated Financial Statements included in Item 8 of this report for more details.




                       The Robert Mondavi Corporation 17

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of The Robert Mondavi Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of The Robert Mondavi Corporation and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as of July 1, 2003.


PRICEWATERHOUSECOOPERS LLP
San Francisco, California
August 20, 2004





                        The Robert Mondavi Corporation 18

                           CONSOLIDATED BALANCE SHEETS



                                                                                    JUNE 30,
                                                                             ----------------------
(In thousands, except share data)                                              2004         2003
                                                                             ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents ..............................................   $  48,960    $   1,339
  Accounts receivable, net ...............................................      94,549       96,111
  Inventories ............................................................     387,940      392,635
  Prepaid expenses and other current assets ..............................       7,025       12,545
                                                                             ---------    ---------
    Total current assets .................................................     538,474      502,630

Property, plant and equipment, net .......................................     397,699      416,110
Investments in joint ventures ............................................      29,607       30,763
Restricted cash ..........................................................       6,184        5,143
Other assets .............................................................       6,206        6,531
                                                                             ---------    ---------
        Total assets .....................................................   $ 978,170    $ 961,177
                                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ..................................................   $    --      $   5,000
  Accounts payable .......................................................      26,037       28,727
  Employee compensation and related costs ................................      15,905       13,987
  Accrued interest .......................................................       6,967        7,115
  Other accrued expenses .................................................      14,693        7,317
  Current portion of long-term debt ......................................      18,910        9,837
                                                                             ---------    ---------
    Total current liabilities ............................................      82,512       71,983

Long-term debt, less current portion .....................................     363,289      397,889
Deferred income taxes ....................................................      42,773       30,610
Deferred executive compensation ..........................................       7,484        6,508
Other liabilities ........................................................       2,312        3,193
                                                                             ---------    ---------
      Total liabilities ..................................................     498,370      510,183
                                                                             ---------    ---------
Commitments and contingencies
Shareholders' equity:
  Preferred Stock: authorized - 5,000,000 shares;
    issued and outstanding - no shares ...................................        --           --
  Class A Common Stock, without par value: authorized - 25,000,000 shares;
    issued and outstanding - 10,676,399 and 9,734,645 shares .............      99,268       95,909
  Class B Common Stock, without par value: authorized - 12,000,000 shares;
     issued and outstanding - 5,770,718 and 6,621,734 shares .............       9,256       10,636
  Paid-in capital ........................................................      13,347       11,579
  Retained earnings ......................................................     359,436      333,852
  Deferred compensation stock plans ......................................        (534)        --
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment ....................................      (1,011)      (1,269)
    Forward contracts ....................................................          38          287
                                                                             ---------    ---------
      Total shareholders' equity .........................................     479,800      450,994
                                                                             ---------    ---------
        Total liabilities and shareholders' equity .......................   $ 978,170    $ 961,177
                                                                             =========    =========


See Notes to Consolidated Financial Statements.



                       The Robert Mondavi Corporation 19

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    YEAR ENDED JUNE 30,
                                                           ----------------------------------
(In thousands, except per share data)                       2004         2003          2002
                                                          -----------------------------------
Revenues ..............................................   $ 491,957    $ 475,478    $ 463,587
Less excise taxes .....................................      23,910       22,805       22,229
                                                          ---------    ---------    ---------
Net revenues ..........................................     468,047      452,673      441,358

Cost of goods sold ....................................     283,849      280,957      249,593
                                                          ---------    ---------    ---------
Gross profit ..........................................     184,198      171,716      191,765

Selling, general and administrative expenses ..........     132,259      129,993      125,760
Gain on sale of assets, net ...........................      (1,531)      (1,965)        --
Special charges, net ..................................        --          4,076       12,240
                                                          ---------    --------     ---------
Operating income ......................................      53,470       39,612       53,765

Other (income) expense:
  Interest, net .......................................      21,382       22,414       23,306
  Equity income from joint ventures ...................      (6,685)      (9,423)      (8,868)
  Other ...............................................      (1,580)          89         (255)
                                                          ---------    --------     ---------
Income before income taxes ............................      40,353       26,532       39,582

Provision for income taxes ............................      14,769        9,817       14,844
                                                          ---------    --------     ---------
Net income ............................................   $  25,584    $  16,715    $  24,738
                                                          =========    =========    =========
Earnings per share - basic ............................   $    1.56    $    1.03    $    1.54
                                                          =========    =========    =========
Earnings per share - diluted ..........................   $    1.55    $    1.02    $    1.51
                                                          =========    =========    =========

Weighted average number of shares outstanding - basic        16,401       16,266       16,094
                                                          =========    =========    =========
Weighted average number of shares outstanding - diluted      16,542       16,356       16,383
                                                          =========    =========    =========

See Notes to Consolidated Financial Statements.



                        The Robert Mondavi Corporation 20

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       CLASS A             CLASS B                                        ACCUMULATED     TOTAL
                                     COMMON STOCK       COMMON STOCK                         DEFERRED     OTHER           STOCK-
                                 ---------------------------------------- PAID-IN  RETAINED  COMPENSATION COMPREHENSIVE   HOLDER'S
(In thousands)                    SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL  EARNINGS  STOCK PLANS  INCOME (LOSS)   EQUITY
                                 ------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001..........   9,151 $91,214     6,886  $11,059   $ 10,547  $ 292,399      $   --      $(2,750)    $402,469
Net income........................                                                   24,738
Cumulative translation
   adjustment,  net of
   tax of $620....................                                                                             1,034
Forward contracts, net of tax of
   $(269).........................                                                                              (449)
Comprehensive income..............                                                                                         25,323
Conversion of Class B Common Stock
   to Class A Common Stock........     238     382      (238)    (382)                                                         --
Exercise of Class A Common Stock
   options including related tax
   benefits.......................     189   2,776                           478                                            3,254
Repurchase of Class A Common Stock     (30) (1,116)                                                                        (1,116)
Issuance of Class A Common Stock..      18     571                                                                           571
                                    ------  ------     -----   ------     ------    --------     -------     -------     --------
BALANCE AT JUNE 30, 2002..........   9,566  93,827     6,648   10,677     11,025    317,137          --       (2,165)     430,501

Net income........................                                                   16,715
Cumulative translation
   adjustment, net of tax
   of $263........................                                                                               447
Forward contracts, net of tax of
   $438...........................                                                                               736
Comprehensive income..............                                                                                         17,898
Conversion of Class B Common Stock
   to Class A Common Stock........      26      41       (26)     (41)                                                         --
Exercise of Class A Common Stock
   options including related tax
   benefits.......................     121   1,527                           554                                            2,081
Issuance of Class A Common Stock..      22     514                                                                            514
                                    ------ -------    ------   ------     ------    -------     -------      -------      --------
BALANCE AT JUNE 30, 2003..........   9,735  95,909     6,622   10,636     11,579    333,852          --         (982)     450,994
Net income........................                                                   25,584
Cumulative translation
   adjustment,  net of tax of $149                                                                               258
Forward contracts, net of tax of
   $(140).........................                                                                              (249)
Comprehensive income..............                                                                                         25,593
Deferred compensation stock plan                                           1,361                 (1,361)                      --
Amortization of deferred
   compensation stock plan                                                                           827                       827
Conversion of Class B Common Stock
   to Class A Common Stock........     851   1,380      (851)  (1,380)                                                         --
Exercise of Class A Common Stock
   options including related tax
   benefits.......................      74   1,504                           407                                            1,911
Issuance of Class A Common Stock..      16     475                                                                            475
                                    ------ -------    ------  -------   --------  ---------     ---------   ---------   ---------
BALANCE AT JUNE 30, 2004..........  10,676 $99,268     5,771  $ 9,256    $13,347  $ 359,436     $   (534)     $ (973)   $ 479,800
                                    ====== =======    ======  =======   ========  =========     =========   =========   =========


See Notes to Consolidated Financial Statements.




                        The Robert Mondavi Corporation 21

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED JUNE 30,
                                                                 ----------------------------------
(In thousands)                                                    2004         2003          2002
                                                                 ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................   $  25,584    $  16,715    $  24,738
Adjustments to reconcile net income to net cash flows
  from operating activities:
  Deferred income taxes .....................................       9,283       10,815       (6,054)
  Depreciation and amortization .............................      25,348       25,239       24,512
  Equity income from joint ventures .........................      (6,685)      (9,423)      (8,868)
  Distributions of earnings from joint ventures .............       7,648        9,388        9,132
  Special charges, net ......................................        --          4,076       10,320
  Inventory and fixed asset write-downs .....................       2,451       11,565        3,750
  Gain on sale of assets, net ...............................      (1,531)      (1,965)        --
  Other .....................................................       2,238        1,472          315
  Change in assets and liabilities, net of acquisitions:
    Accounts receivable, net ................................       1,562       (3,556)      12,000
    Inventories .............................................       6,173      (16,839)     (33,814)
    Other assets ............................................       5,303       (5,306)       5,531
    Accounts payable and accrued expenses ...................       4,921         (542)      (7,344)
    Deferred executive compensation .........................         976          851          529
    Other liabilities .......................................        (332)        (344)        (230)
                                                                ---------    ---------    ---------
Net cash flows from operating activities ....................      82,939       42,146       34,517
                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property, plant and equipment ...............     (16,502)     (36,148)    (137,698)
Proceeds from sale of assets ................................       3,788       24,967       12,553
Distributions from joint ventures ...........................        --           --         15,657
Contributions of capital to joint ventures ..................        --         (1,814)      (7,287)
Increase in restricted cash .................................      (1,041)        (838)        (402)
                                                                ---------    ---------    ---------
Net cash flows from investing activities ....................     (13,755)     (13,833)    (117,177)
                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft ..............................................        --         (2,734)       2,734
Net repayments under credit lines ...........................     (19,000)     (22,400)     (19,600)
Proceeds from issuance of long-term debt ....................       5,102       10,625      105,195
Principal repayments of long-term debt ......................      (8,797)     (13,831)     (14,856)
Proceeds from issuance of Class A Common Stock ..............         475          514          571
Exercise of Class A Common Stock options ....................       1,504        1,527        2,776
Repurchase of Class A Common Stock ..........................        --           --         (1,116)
Other .......................................................        (847)        (675)        (233)
                                                                ---------    ---------    ---------
Net cash flows from financing activities ....................     (21,563)     (26,974)      75,471
                                                                ---------    ---------    ---------
Net change in cash and cash equivalents .....................      47,621        1,339       (7,189)
Cash and cash equivalents at the beginning of the fiscal year       1,339         --          7,189
                                                                ---------    ---------    ---------
Cash and cash equivalents at the end of the fiscal year .....   $  48,960    $   1,339    $      --
                                                                =========    =========    =========


See Notes to Consolidated Financial Statements.





                        The Robert Mondavi Corporation 22

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

The Company sells its products principally to distributors for resale to restaurants and retail outlets in the United States of America. A substantial part of the Company's wine sales is concentrated in California and, to a lesser extent, the states of Florida, Texas, New York, Massachusetts, Pennsylvania, New Jersey and Illinois. Export sales account for approximately 10% of net revenues, with major markets in Canada, Europe and Asia.

A summary of significant accounting policies follows:

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of RMC and all its subsidiaries. All significant intercompany transactions and intercompany profits on purchases included in inventory are eliminated. Investments in joint ventures are accounted for using the equity method.

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements". FIN 46 establishes accounting guidance for the consolidation of variable interest entities that function to support the activities of the primary beneficiary, and applies to any business enterprise, either public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company maintains master lease facilities that enable the leasing of certain real property (predominantly vineyards) to be constructed or acquired and that qualify as variable interest entities with the Company as the primary beneficiary. Accordingly, the Company has adopted the provisions of FIN 46, effective July 1, 2003, and has included in its consolidated financial statements the assets and related liabilities leased under its master lease facilities. Also, as encouraged by the Interpretation, the Company has restated prior period financial statements back to July 1, 2001. As a result, property, plant and equipment and long-term debt were increased by $114,095 and $114,557, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1,754, $826 and $1,390, respectively, at June 30, 2003. As of June 30, 2002, property, plant and equipment and long-term debt were increased by $105,145 and $105,195, respectively, and inventory, deferred income tax liabilities and retained earnings were decreased by $1,194, $466 and $778, respectively. Net income for the year ended June 30, 2003 and 2002, was reduced by $612 or $0.04 per diluted share and $778 or $0.05 per diluted share, respectively. On July 1, 2001, property, plant and equipment and long-term debt were increased by $88,292. In December 2003, the FASB issued a revised Interpretation No. 46, ("FIN 46R"), which clarified and enhanced the provisions of FIN 46. The Company was required to adopt FIN 46R in the current fiscal year. The Company has evaluated FIN 46R, and based on this evaluation, the adoption did not have a significant impact on the Company's financial condition, results of operations or cash flows.

RECLASSIFICATIONS
Certain fiscal 2003 and 2002 balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on the Consolidated Statements of Operations and Consolidated Balance Sheets.

SEGMENT REPORTING
Management organizes financial information primarily by product line for purposes of making operating decisions and assessing performance. These product lines have been aggregated as a single operating segment in the consolidated financial statements because they share similar economic characteristics, production processes, customer types and distribution methods. See note 14, "Subsequent Events" for information regarding segment presentation going forward.

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



                        The Robert Mondavi Corporation 23

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with maturity of three months or less on the date of purchase to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

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

COST OF GOODS SOLD
Costs of goods sold includes costs associated with grape growing, external grape and bulk wine costs, packaging materials, winemaking and production costs, vineyard and production administrative support and overhead costs, purchasing and receiving costs, warehousing costs, and shipping and handling costs associated with transporting inventory within and between Company locations. The Company does not incur shipping and handling costs once its customers take possession of and title to inventory at the shipping point. Costs of goods sold also includes charges recorded for reductions to the carrying value of inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. Charges recorded in costs of goods sold for inventory write-downs totaled $11,565 in fiscal 2003 compared to $3,750 in fiscal 2002. Additionally, included in costs of goods sold in fiscal 2003 is $1,171 for losses incurred in terminating certain grape contracts. No write down charges were recognized in fiscal 2004 for costs of goods sold.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consist primarily of non-manufacturing administrative and overhead costs, advertising, point of sale material and other marketing promotion costs. Advertising costs are expensed as incurred or the first time the advertising takes place. Point of sale materials are accounted for as inventory and charged to expense as utilized. Advertising expense, including point of sale materials charged to expense, totaled $10,351, $17,029 and $18,244, respectively, for the year ended June 30, 2004, 2003 and 2002.

SELF-INSURANCE
The Company's liabilities for its self-insured medical plan and high-deductible workers' compensation plan are estimated based on the Company's historic claims experience, estimated future claims costs, and other factors. The Company's accrued liability for its self-insured plans at June 30, 2004 and 2003 totaled $2,333 and $2,066, respectively.

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

MAJOR CUSTOMERS
The Company sells the majority of its wines to distributors in the United States of America and through brokers and agents in export markets. There is a common ownership in several distributorships in different states that, when considered to be one entity, represented 28%, 32% and 29%, respectively, of gross revenues for the year ended June 30, 2004, 2003 and 2002. Trade accounts receivable from these distributors at June 30, 2004 and 2003 totaled $29,295 and $28,965, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company determines its allowance for doubtful accounts based on the aging of accounts receivable balances, its historic write-off experience, and the financial condition of its customers. The Company's allowance for doubtful accounts at June 30, 2004 and 2003 totaled $500.

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




                        The Robert Mondavi Corporation 24

The Company continually assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company's forecasted usage to their estimated net realizable value. Net realizable value is estimated using historic experience, current market conditions and assumptions about future market conditions and expected demand. The Company's reserve for inventory write-downs at June 30, 2004 and 2003 totaled $2,520 and $2,691, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Costs incurred in developing vineyards, including related interest costs, are capitalized until the vineyards become commercially productive. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts at the time of disposal with resulting gains and losses included in Other (Income) Expense in the Consolidated Statements of Operations.

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

LONG-LIVED ASSET IMPAIRMENT
During fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In accordance with Statement 144, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are generally no longer depreciated. The adoption of Statement 144 did not have a material impact on the Company's consolidated financial statements.

RESTRICTED CASH
Restricted cash includes funds reserved on behalf of the Company's deferred compensation plan for certain key executives, officers and directors. For more information related to this plan, refer to note 6, "Employee Compensation and Related Costs".

OTHER ASSETS
Other assets include loan fees, licenses, goodwill, label design and notes receivable. Loan fees, licenses and label design are amortized using the straight-line method over their estimated useful lives or terms of their related loans, not exceeding 40 years. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under Statement 142, goodwill is no longer amortized but it remains on the balance sheet and is reviewed at least annually for impairment. The adoption of Statement 142 did not have a material impact on the Company's consolidated financial statements. Goodwill and licenses at June 30, 2004 and 2003 totaled $2,900 and $3,300, respectively.

INCOME TAXES
Deferred income taxes are computed using the liability method. Under the liability method, taxes are recorded based on the future tax effects of the difference between the tax and financial reporting bases of the Company's assets and liabilities. In estimating future tax consequences, all expected future events are considered, except for potential income tax law or rate changes. The Company has concluded that it is more likely than not, all of its deferred tax assets will be realized. Accordingly, no deferred tax asset valuation allowance had been recorded at June 30, 2004 and 2003.

STOCK-BASED COMPENSATION
The Company measures compensation cost for employee stock options, restricted shares and similar equity instruments using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations. In accordance with APB No. 25, the compensation cost for stock options and restricted shares is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost relating to stock options is reflected in net income for the years ended June 30, 2004, 2003 or 2002. Stock-based employee compensation cost of $827 relating to restricted shares is reflected in net income for the year ended June 30, 2004, the first fiscal year the plan was in place. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement 148.



                        The Robert Mondavi Corporation 25

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

                                                                                       YEAR ENDED JUNE 30,
                                                                         --------------------------------------------
                                                                              2004            2003            2002
                                                                         --------------------------------------------
Net income, as reported...............................................    $    25,584     $    16,715     $    24,738
Add back of total stock-based compensation expense, as reported.......    $       827     $        --     $        --
Less total stock-based compensation expense determined under
   fair value based method for all awards, net of tax effects.........         (3,490)         (3,236)         (3,114)
                                                                          -----------     -----------     -----------
Pro forma net income..................................................    $    22,921     $    13,479     $    21,624
                                                                          ===========     ===========     ===========
Earnings per share:
  Basic, as reported..................................................    $      1.56     $      1.03     $      1.54
                                                                          ===========     ===========     ===========
  Basic, pro forma....................................................    $      1.40     $      0.83     $      1.34
                                                                          ===========     ===========     ===========
  Diluted, as reported................................................    $      1.55     $      1.02     $      1.51
                                                                          ===========     ===========     ===========
  Diluted, pro forma..................................................    $      1.39     $      0.82     $      1.32
                                                                          ===========     ===========     ===========

For purposes of calculating compensation cost using the fair value-based method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003 and 2002, respectively: dividend yield of 0% for all years; expected volatility of 41%, 43% and 44%; risk-free interest rates of 3.04%, 3.18% and 3.77%; and expected lives of three to five years for all years. The weighted-average grant-date fair value of options granted during fiscal 2004, 2003 and 2002, respectively, was $12.02, $13.54 and $14.63 per share, respectively.

EARNINGS PER SHARE
Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their inclusion would have an antidilutive effect. Excluded antidilutive securities are approximately 871,000, 1,155,000 and 429,000 options, respectively, for the year ended June 30, 2004, 2003 and 2002.

In computing basic earnings per share for the year ended June 30, 2004, 2003 and 2002, no adjustments have been made to net income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted earnings per share for the same periods is identical to the computation of basic earnings per share except that the weighted-average shares outstanding (denominator) has been increased by approximately 141,000, 90,000 and 290,000, respectively, for the year ended June 30, 2004, 2003 and 2002 to include the dilutive effect of stock options outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the Company's debt is estimated based on the current market rates available to the Company for debt of the same remaining maturities. At June 30, 2004, the carrying amount and estimated fair value of debt was $382,199 and $389,427, respectively. At June 30, 2003, the carrying amount and estimated fair value of the Company's debt was $412,725 and $436,733, respectively. The carrying amounts of the Company's cash, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements 137 and 138. These accounting pronouncements collectively require that all derivatives be measured at fair value and recognized in the balance sheet as either assets or liabilities. They also require that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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



                        The Robert Mondavi Corporation 26

The derivative instruments associated with unrecognized firm purchase commitments are designated as fair-value hedges. The derivative instruments associated with forecasted transactions are designated as cash-flow hedges. Changes in the fair value of derivatives designated as fair-value hedges, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of derivative instruments designated as cash-flow hedges are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction. Amounts related to purchases of inventory items are recorded in cost of goods sold and amounts related to all other items are included in other expense. Any ineffective portion of the change in fair value for all hedges is recognized immediately in earnings. No material foreign currency gains or losses were recognized in earnings for the year ended June 30, 2004, 2003 and 2002. The Company expects to reclassify the majority of the existing $38 net gain from accumulated other comprehensive loss to earnings during fiscal 2005. However, the amount that is ultimately reclassified to earnings may differ as a result of future changes in exchange rates.

At June 30, 2004, the Company had outstanding forward exchange contracts, hedging primarily Australian dollar purchases of software and wine and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $11,692. Using exchange rates outstanding as of June 30, 2004, the U.S. dollar equivalent of the contracts totaled $11,894.

During the second quarter of fiscal 2004, the Company entered into two interest rate swap agreements, with a total notional amount of $95,000, with the objective to take advantage of the current low interest rate environment. These swap agreements have been designated as fair-value hedges of certain of the Company's fixed rate debt, effectively converting them to variable rate obligations indexed to LIBOR. The variable rate interest to be paid by the Company will be based on 6-month LIBOR plus a spread of 2.1%. The swap has been marked to fair value at June 30, 2004, resulting in the recording of a swap liability of $1,753, which is included in Long-term Debt, Less Current Portion in the Consolidated Balance Sheets.

ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in their entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in the practice of accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and for other instruments as of July 1, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2003, the Emerging Issue Task Force issued Consensus No. 03-6 ("EITF 03-6"), "Participating Securities and the Two-class Method under FASB No. 128, Earnings Per Share". EITF 03-6 considers how a "participating security" should be defined for purposes of applying paragraphs 60 and 61 of Financial Accounting Standards Board ("FASB") Statement No. 128, and whether paragraph 61 of FASB Statement No. 128 requires an entity to use the two-class method in computing EPS based on the presence of a nonconvertible participating security, regardless of the characteristics of that participating security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material impact on the Company's results of operations or financial condition.



                       The Robert Mondavi Corporation 27

NOTE 2  INVENTORIES

Inventories consist of the following:

                                                      JUNE 30,
                                            ----------------------------
                                                 2004            2003
                                            ----------------------------
Wine in production......................... $   199,673     $   224,064
Bottled wine...............................     160,148         145,842
Crop costs and supplies....................      28,119          22,729
                                            -----------     -----------
                                            $   387,940     $   392,635
                                            ===========     ===========

In fiscal 2001, the Arrowood acquisition resulted in the allocation of purchase price in excess of book value, totaling $15,161, to inventories at the date of acquisition. This difference between the original book value and the fair market value of the inventory upon acquisition is referred to as inventory step-up. Included in inventories at June 30, 2004 and 2003, respectively, was $1,205 and $2,837 of inventory step-up remaining from the Arrowood acquisition.

NOTE 3  PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment consist of the following:

                                                      JUNE 30,
                                             ---------------------------
                                                2004              2003
                                             ---------------------------
Land.........................................$    87,764     $    58,674
Vineyards....................................    143,113         122,806
Buildings....................................     74,307          72,996
Production machinery and equipment...........    190,280         197,343
Other equipment..............................     39,352          40,815
Vineyards under development..................      1,068           2,767
Construction in progress.....................     16,016          71,054
                                             -----------     -----------
                                                 551,900         566,455
Less, accumulated depreciation...............   (154,201)       (150,345)
                                             -----------     -----------
                                             $   397,699     $   416,110
                                             ===========     ===========

Included in property, plant and equipment are assets leased under capital leases with cost and accumulated depreciation totaling $104,192 and $3,591, respectively, at June 30, 2004 and $44,366 and $1,085, respectively, at June 30, 2003. Depreciation expense for machinery and equipment under capital leases was $2,506, $427 and $335 for the year ended June 30, 2004, 2003 and 2002, respectively.

Included in property, plant and equipment is $381, $1,411 and $3,255 of interest capitalized for the year ended June 30, 2004, 2003 and 2002, respectively.

NOTE 4  ASSETS HELD FOR SALE

During the second quarter of fiscal 2004, the Company decided to sell its joint venture investment in Vina Caliterra. As a result, the Company recorded an impairment of $6,075 for the difference between the carrying value and fair value less costs to sell at December 31, 2003. The loss is included in Equity Income from Joint Ventures in the Consolidated Statements of Operations. The sale of Vina Caliterra was completed on January 22, 2004, for an amount equal to the impaired value.

During fiscal 2003, the Company determined that certain of its vineyard and other assets were no longer expected to fit its long-term grape sourcing needs or meet its long-term financial objectives. At that time, assets with a combined book value of $46,894 were identified for potential future sale. These assets were held and used while the Company pursues the sale of the assets. During fiscal 2003, the Company agreed to sell vineyard properties for an amount lower than its book value, less costs required to sell the properties. As a result, the Company recorded an asset impairment charge of $5,347 during fiscal 2003, which is included in Gain on Sale of Assets, Net in the Consolidated Statements of Operations. The sale of the properties was completed in the second half of fiscal 2003. In addition, the Company recorded a $7,312 gain on the sale of nonstrategic assets during fiscal 2003, which was also included in Gain on Sale of Assets, Net in the Consolidated Statements of Operations. At June 30, 2004, the net book value of the remaining assets held for sale totaled $40,475, which is included in Property, Plant and Equipment in the Consolidated Balance Sheet. The Company believes that this value is recoverable and it does not exceed fair value.



                        The Robert Mondavi Corporation 28

During the first quarter of fiscal 2004, the Company sold a nonstrategic asset to a related party at a price determined using independent appraisers. The transaction resulted in a gain of $1,965 and was included in Gain on Sale of Assets, Net in the Consolidated Statements of Operations.

NOTE 5  INVESTMENTS IN JOINT VENTURES

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

The Company's interest in income and losses for each joint venture is equal to its ownership percentage. The Opus One joint venture is a general partnership, of which the Company has a 50% general partnership interest. The Ornellaia joint venture is a C-Corporation, of which the Company has a 50% interest. The Italy joint venture is a limited liability company, of which the Company has a 50% interest. During fiscal 2004, the Australia joint venture operated through two entities: a limited liability company, of which the Company owns a 50% interest; and a general partnership, of which the Company has a 50% general partnership interest. Effective July 1, 2004, the Company dissolved its joint venture with the Robert Oatley family and Southcorp Limited which produced the Kirralaa and Talomas brands. The Company now produces Talomas wines for Southcorp Limited under a production agreement while Southcorp produces Kirralaa wines for the Company under a similar production agreement. Prior to September 2003, the Chile joint venture was a single corporation, of which the Company owned a 50% interest. During September 2003, the joint venture was split into two new corporations in order to separate the Sena and Arboleda brands and assets from the Caliterra brand and assets. The Company had a 50% interest in each of the new corporations. In January 2004, the Company sold its 50% interest in the corporation holding the Caliterra brand and assets ("Vina Caliterra") to its joint venture partner for $1,673 (see Assets Held for Sale above).

Investments in joint ventures are summarized below. The Company's interest in income and losses for each joint venture is stated within parentheses.


                                                               JUNE 30,
                                                      ---------------------------
                                                            2004         2003
                                                      ---------------------------
Opus One (50%)........................................$    12,763     $    10,695
Chile (50%)...........................................        588           6,160
Italy (50%)...........................................      6,704           6,662
Ornellaia (50%).......................................      7,143           4,334
Australia (50%).......................................      2,071           2,295
Other (50%)...........................................        338             671
                                                      -----------     -----------
                                                      $    29,607     $    30,763
                                                      ===========     ===========


The condensed combined balance sheets and statements of operations of the joint ventures, along with the Company's proportionate share, are summarized below:



BALANCE SHEETS
                                                               COMBINED                        PROPORTIONATE SHARE
                                                               JUNE 30,                              JUNE 30,
                                                        --------------------------         ---------------------------
                                                           2004            2003                2004            2003
                                                        --------------------------         ---------------------------
Current assets......................................    $    57,683    $    81,144         $    28,842     $    40,572
Other assets........................................         76,188         84,412              38,094          42,206
                                                        -----------    -----------         -----------     -----------
  Total assets......................................    $   133,871    $   165,556         $    66,936     $    82,778
                                                        ===========    ===========         ===========     ===========

Current liabilities.................................    $    20,319    $    37,229         $    10,160     $    18,615
Other liabilities...................................         36,757         50,901              18,378          25,450
Venturers' equity...................................         76,795         77,426              38,398          38,713
                                                        -----------    -----------         -----------     -----------
  Total liabilities and venturers' equity...........    $   133,871    $   165,556         $    66,936     $    82,778
                                                        ===========    ===========         ===========     ===========


The Company's investment in each joint venture increases or decreases each period for its share of income and losses (equity income) from each joint venture and for any contributions of capital to or distributions of earnings from the joint ventures. During the year ended June 30, 2004, there were no contributions of capital; total distributions of $7,648 were made from the Company's joint ventures.




                        The Robert Mondavi Corporation 29

The condensed combined statements of operations of the joint ventures are summarized below. The Company's equity income from joint ventures differs from the amount that would be obtained by applying the Company's ownership interest to the net income of these entities due to the elimination of intercompany profit in inventory.

STATEMENTS OF OPERATIONS

                                            COMBINED                                   PROPORTIONATE SHARE
                                      YEAR ENDED JUNE 30,                              YEAR ENDED JUNE 30,
                          ----------------------------------------------------------------------------------------------
                                  2004          2003           2002               2004          2003            2002
                          ---------------------------------------------   ----------------------------------------------
Net revenues...............   $   76,465     $   86,687    $   77,023         $   38,233     $   45,332     $   44,564
Cost of goods sold.........       28,453         35,445        30,804             14,227         18,257         18,763
                              ----------     ----------    ----------         ----------     ----------     ----------
Gross profit...............       48,012         51,242        46,219             24,006         27,075         25,801
Other expenses.............       28,444         30,224        25,667             14,223         15,923         15,405
                              ----------     ----------    ----------         ----------     ----------     ----------
Net income.................   $   19,568     $   21,018    $   20,552         $    9,783     $   11,152     $   10,396
                              ==========     ==========    ==========         ==========     ==========     ==========


NOTE 6  EMPLOYEE COMPENSATION AND RELATED COSTS

The Company has a tax-qualified defined contribution retirement plan (the Plan) which covers substantially all of its employees. Company contributions to the Plan are 7% of eligible compensation paid to participating employees. Company contributions to the Plan were $3,766, $3,157 and $3,562 for the year ended June 30, 2004, 2003 and 2002, respectively. Contributions to the Plan are limited by the Internal Revenue Code. The Company has a non-qualified supplemental executive retirement plan to restore contributions limited by the Plan. This plan is administered on an unfunded basis. The unfunded liability related to this plan totaled $2,486 and $2,349 at June 30, 2004 and 2003, respectively.

The Company has a deferred compensation plan offered to certain key executives, officers and directors. Under the provisions of this plan, participants may elect to defer up to 100% of their eligible compensation and earn a guaranteed interest rate on their deferred amounts, which was approximately 7.9% and 8.7% for the year ended June 30, 2004 and 2003, respectively. The Company's liability under this plan totaled $4,914 and $4,091 at June 30, 2004 and 2003, respectively. Amounts deferred are held within a Rabbi Trust for the benefit of the participants. These funds and the accumulated interest were included in Restricted Cash in the Consolidated Balance Sheets.

The Company also has a deferred executive incentive compensation plan for certain present and past key officers. In February 1993, the Board of Directors determined that no future units would be awarded under the plan; however, the plan remains in place with respect to existing units. Subject to participant election for deferral of payments and payment terms for participants no longer in the plan, the accrued amounts are distributable in cash when fully vested. The compensation earned on the units and accumulated interest on fully vested amounts not distributed, are accrued but unfunded. The unfunded liability related to this plan totaled $2,570 and $2,395 at June 30, 2004 and 2003, respectively.

NOTE 7  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:

                                                                                                  JUNE 30,
                                                                                      ----------------------------------
                                                                                               2004            2003
                                                                                      ----------------------------------
Uncollateralized master lease facility; interest rate 2.55%
  at June 30, 2004; principal and interest due through fiscal 2006...................     $   111,827     $   106,725
Uncollateralized $150,000 revolving credit line;
  principal and interest due through fiscal 2005.....................................              --          14,000
Fixed rate collateralized term loans; interest rates 7.76% to 9.85%
  at June 30, 2004; principal and interest due through fiscal 2009...................           3,072           3,591
Fixed rate uncollateralized term loans; interest rates 6.42% to 8.92%
  at June 30, 2004; principal and interest due through fiscal 2013...................         265,500         273,778
Capitalized lease obligations; interest rates 8.00%
  at June 30, 2004; principal and interest due through fiscal 2011...................           1,800           9,632
                                                                                          -----------     ------------
                                                                                              382,199         407,726
Less, current portion................................................................         (18,910)         (9,837)
                                                                                          -----------     -----------
                                                                                          $   363,289     $   397,889
                                                                                          ===========     ===========



                        The Robert Mondavi Corporation 30

Aggregate annual maturities of long-term debt at June 30, 2004 are as follows:

YEAR ENDING JUNE 30,
2005..................................................  $    18,910
2006..................................................      116,335
2007..................................................       28,375
2008..................................................       13,670
2009..................................................       13,823
Thereafter............................................      191,086
                                                        -----------
                                                        $   382,199
                                                        ===========

The Company maintains master lease facilities that provide the capacity to fund up to $129,400, of which $111,800 had been utilized as of June 30, 2004. The facilities have an expiration date of October 29, 2005, with two, one year options to extend. The facilities enable the Company to lease certain real property to be constructed or acquired. The leases have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $92,800 as of June 30, 2004. Effective July 1, 2003, the Company adopted the provisions of FIN 46, and included in its consolidated financial statements the assets, and related liabilities, leased under the master lease facilities. Also, as encouraged by FIN 46, the Company has restated prior period financial statements. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks.

Property, plant and equipment with a net book value of approximately $1,484 at June 30, 2004, are pledged as collateral for fixed rate term loans. The terms of the uncollateralized credit lines and certain long-term debt agreements include covenants that require the maintenance of various minimum financial ratios and other covenants. At June 30, 2004, the Company was in compliance with all of its covenants, as amended during the course of the year. The most restrictive of these covenants requires the Company to maintain a consolidated funded debt maintenance ratio of 0.65 to 1 or less and a fixed charges coverage ratio of 1.5 or higher. At June 30, 2004, the Company's consolidated funded debt maintenance ratio was 0.39 to 1 and its fixed charges coverage ratio was 1.97.

As discussed in note 14, "Subsequent Events" below, the proposed recapitalization of the Company to eliminate Class B shares will constitute a prohibited "change of control" under certain Company debt agreements. Due to "cross-default" provisions contained in these and other debt agreements, several of the Company's lenders could accelerate the total outstanding balances of their loans in the aggregate amount of approximately $382.2 million. The Company has consulted with its lenders and believes a waiver or amendment can be obtained, or, that alternate financing arrangements acceptable to the Company can be obtained.

NOTE 8  INCOME TAXES

The provision for income taxes consists of the following:

                                                                                       YEAR ENDED JUNE 30,
                                                                          -------------------------------------------
                                                                               2004           2003            2002
                                                                          -------------------------------------------
Current:
  Federal.............................................................    $     5,739     $      (584)    $    18,150
  State...............................................................           (253)           (414)          2,748
                                                                          -----------     -----------     -----------
                                                                                5,486            (998)         20,898
                                                                          -----------     -----------     -----------
Deferred:
  Federal.............................................................          8,330           9,748          (4,838)
  State...............................................................            953           1,067          (1,216)
                                                                          -----------     -----------     -----------
                                                                                9,283          10,815          (6,054)
                                                                          -----------     -----------     -----------
                                                                          $    14,769     $     9,817     $    14,844
                                                                          ===========     ===========     ===========

Income tax expense differs from the amount computed by multiplying the statutory federal income tax rate times income before taxes, due to the following:


                        The Robert Mondavi Corporation 31

                                                                                      YEAR ENDED JUNE 30,
                                                                           -----------------------------------------
                                                                            2004            2003            2002
                                                                           -----------------------------------------
Federal statutory rate.....................................................   35.0%           35.0%           35.0%
State income taxes, net of federal benefit.................................    0.9             1.5             2.1
Permanent differences......................................................    0.3             1.7             0.6
Other......................................................................    0.4            (1.2)           (0.2)
                                                                           -------            -----           -----
                                                                              36.6%           37.0%           37.5%
                                                                           =======            =====           =====


The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances at June 30, 2004 and 2003 are as follows:

                                                                                                     JUNE 30,
                                                                                          ----------------------------
                                                                                              2004            2003
                                                                                           ---------------------------
GROSS DEFERRED TAX ASSETS
  Liabilities and accruals.............................................................   $    (4,216)    $    (3,126)
  Investment in foreign subsidiaries...................................................        (4,437)         (1,921)
  Deferred compensation................................................................        (3,131)         (2,608)
  Foreign tax credits..................................................................          (692)           (692)
  Inventories..........................................................................        (1,395)         (1,748)
  Investments in joint ventures........................................................        (1,891)         (2,820)
                                                                                          -----------     ------------
    Gross deferred tax assets..........................................................       (15,762)        (12,915)
                                                                                          ------------    ------------
GROSS DEFERRED TAX LIABILITIES
  Property, plant and equipment........................................................        52,902          38,630
  Retirement plans.....................................................................           949           1,053
  State and other taxes................................................................           957           1,456
                                                                                          -----------     -----------
    Gross deferred tax liabilities.....................................................        54,808          41,139
                                                                                          -----------     -----------
      Net deferred tax liability.......................................................   $    39,046     $    28,224
                                                                                          ===========     ===========


The Company has foreign tax credits at June 30, 2004 that can be utilized upon repatriation of foreign source earnings and can be carried forward five years thereafter.

During the year ended June 30, 2004, 2003 and 2002, the Company recognized certain tax benefits related to stock option plans in the amount of $407, $554 and $478, respectively. These benefits were recorded as a decrease in income taxes payable and an increase in paid-in capital.

NOTE 9  SHAREHOLDERS' EQUITY

As of June 30, 2004, the authorized capital stock of the Company consists of Preferred Stock, Class A Common Stock and Class B Common Stock. On August 20, 2004, the Company announced that its Board of Directors has adopted and will recommend to shareholders a plan to recapitalize the Company that would result in a single class of shares and the elimination of Class B shares with super-voting rights. Subject to approval of a majority of the outstanding Class A shares at the October 29, 2004 Annual Meeting of Shareholders, the recapitalization will be effected and the company will be reincorporated in Delaware. Each Class A share of the current California corporation will be exchanged for one common share of the new Delaware corporation, and each Class B share of the current California corporation will be exchanged for 1.165 common shares of the new Delaware corporation. A Special Committee of independent directors recommended approval of the exchange ratios to the Board of Directors. The requisite vote of the Class B shareholders to approve the plan has been secured by a voting agreement. Refer to note 14, "Subsequent Events" below for further information.

During fiscal 2004, 851,016 shares of Class B Common Stock were converted into 851,016 shares of Class A Common Stock. The conversion of the shares represents a non-cash financing activity for purposes of the Consolidated Statement of Cash Flows.

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


                        The Robert Mondavi Corporation 32

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

The holders of the outstanding shares of Class B Common Stock and the Company are parties to a Stock Buy-Sell Agreement. The Buy-Sell Agreement provides certain rights of first refusal with respect to shares of the Class B Common Stock and the right to convert each share of Class B Common Stock into Class A Common Stock on a share-for-share basis. The Class A Common Stock is not convertible.

Included in retained earnings at June 30, 2004, is $3,376 of undistributed income from joint ventures that has been accounted for using the equity method.

NOTE 10  STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company stock option plans and employee stock purchase plan are described below.

STOCK OPTION PLANS
The Company has two stock option plans:  the 1993 Equity  Incentive Plan for key
employees  and  the  1993   Non-Employee   Directors'   Stock  Option  Plan  for
non-employee members of the Company's Board of Directors (the Board).

Under the Equity Incentive Plan, the Company is authorized to grant incentive stock options and non-qualified and restricted shares for up to 4,085,294 shares of Class A Common Stock. Stock options may not be granted for less than the fair market value of the Class A Common Stock at the date of grant. Beginning in fiscal 2004, the stock options generally vest over a 48 month period and are exercisable over a period determined by the Board at the time of grant, but no longer than ten years after the date they are granted. Restricted shares are granted that do not require separate consideration payable by employees, and typically contain a predefined vesting date, along with an alternative vesting schedule, both determined by the board at the time of grant, that provides for accelerated vesting if certain financial performance measures are met.

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

A summary of the Company's stock option plans is presented below:


                                   JUNE 30, 2004                JUNE 30, 2003                  JUNE 30, 2002
                           --------------------------------------------------------------------------------------------
                                            WEIGHTED                       WEIGHTED                      WEIGHTED
                                             AVERAGE                       AVERAGE                        AVERAGE
                              OPTIONS    EXERCISE PRICE     OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                           --------------------------------------------------------------------------------------------
Outstanding at
beginning of year..........  1,655,061       $   33.32      1,564,663        $   32.04    1,558,940       $   30.02
Granted....................    219,195           29.40        277,430            31.99      247,150           33.10
Exercised..................    (74,506)          20.19       (120,855)           12.64     (188,129)          14.76
Forfeited..................    (80,255)          34.71        (66,177)           35.29      (53,298)          38.80
                            ----------                      ---------                     ---------
Outstanding at
end of year................  1,719,495           33.32      1,655,061            33.32    1,564,663           32.80
                            ==========                      =========                     =========
Options exercisable
at year end................  1,267,225       $   33.54      1,140,943        $   32.90    1,010,506       $   32.04
                            ==========                      =========                     =========


The following table summarizes information about stock options outstanding at June 30, 2004:


                        The Robert Mondavi Corporation 33

                                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                    ------------------------------------------------      ----------------------------
                                                       WEIGHTED
                                                        AVERAGE           WEIGHTED                      WEIGHTED
            RANGE OF                                    REMAINING         AVERAGE                        AVERAGE
         EXERCISE PRICE                 OPTIONS      CONTRACTUAL LIFE   EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------------------------   ------------------------------------------------      ----------------------------
      $38.01 to $52.00..........            391,962           5.30     $    45.51              313,697     $    46.52
      $15.01 to $38.00..........          1,320,032           5.76          29.84              946,027          29.43
       $7.00 to $15.00..........              7,501           0.29           8.92                7,501           8.92
                                          ---------                                          ---------
       $7.00 to $52.00..........          1,719,495           5.63     $    33.32            1,267,225     $    33.54
                                          =========                                          =========

EMPLOYEE STOCK PURCHASE PLAN
Under the Employee Stock Purchase Plan, the Board will from time to time grant rights to eligible employees to purchase Class A Common Stock. Under this plan, the Company is authorized to grant rights to purchase up to 300,000 shares of Class A Common Stock. The purchase price is the lower of 85% of the fair market value on the date the Company grants the right to purchase or 85% of the fair market value on the date of purchase. Employees, through payroll deductions of no more than 15% of their base compensation, may exercise their rights to purchase for the period specified in the related offering. During the year ended June 30, 2004, 2003 and 2002, shares totaling 16,445, 21,775 and 18,662, respectively, were issued under the Employee Stock Purchase Plan at average prices of $29.27, $23.57 and $30.55, respectively.

NOTE 11  SPECIAL CHARGES, NET

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and it requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred.

During fiscal 2003, the Company began implementing a number of significant changes to its business to address the continuing intense competition in the premium wine industry resulting from a weak U.S. economy and an oversupply of grapes. The changes included the centralization of all marketing and sales responsibilities and all California production and vineyard operations, and a workforce reduction. As a result of these changes, June 30, 2003 results include $4,076 in employee separation expenses. The employee separation expenses were the result of the elimination of 103 jobs, primarily sales, general and administrative support staff, during fiscal 2003.

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

NOTE 12  COMMITMENTS AND CONTINGENCIES

The Company leases some of its office space, warehousing facilities, vineyards and equipment under non-cancelable leases accounted for as operating leases. Certain of these leases have options to renew. Rental expense amounted to $19,429, $16,872 and $15,638, respectively, for the year ended June 30, 2004, 2003 and 2002. The Company also leases land, machinery and equipment under capital leases. The minimum rental payments under non-cancelable operating and capital leases at June 30, 2004 are as follows:



                        The Robert Mondavi Corporation 34


                                                                                            CAPITAL         OPERATING
YEAR ENDING JUNE 30,                                                                         LEASES           LEASES
                                                                                          ---------------------------
2005.................................................................................     $       144     $    21,797
2006.................................................................................             144          14,759
2007.................................................................................             144          14,923
2008.................................................................................             144          16,487
2009.................................................................................             144          15,822
Thereafter...........................................................................           2,016          69,723
                                                                                          -----------     -----------
                                                                                                2,736     $   153,511
Less amount representing interest....................................................            (936)    ===========
                                                                                          -----------
Present value of minimum lease payments..............................................     $     1,800
                                                                                          ===========



Interest expense on capital lease obligations was $189, $435 and $837 for the year ended June 30, 2004, 2003 and 2002, respectively.

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

NOTE 13  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of amounts capitalized, was $22,251, $23,409 and $25,538 for the year ended June 30, 2004, 2003 and 2002, respectively. Cash paid for income taxes was $895, $11,098 and $14,223 for the year ended June 30, 2004, 2003 and 2002, respectively.

The conversions of stock in fiscal 2004 and 2003 (Note 9) represent non-cash financing activities, which are not included in the Consolidated Statements of Cash Flows.

The tax benefits related to stock option plans in fiscal 2004, 2003 and 2002 (Note 8) represent non-cash financing activities, which are not included in the Consolidated Statements of Cash Flows.

Recognition of forward exchange contracts in fiscal 2004 (Note 1) represent non-cash financing activities, which are not included in the Consolidated Statements of Cash Flows.

NOTE 14  SUBSEQUENT EVENTS

The Company has historically operated in one business segment. On August 20, 2004, the Company announced that it would create two separate operating units within the Company, one focused on the company's "lifestyle" brands, and the other on its "luxury" brands. The Company's "lifestyle" brands are brands which generally sell for up to $15 per bottle at retail (including Woodbridge and Robert Mondavi Private Selection), while the Company's "luxury" brands generally sell for over $15 per bottle at retail (including Robert Mondavi Napa Valley, Arrowood, Byron and the many of Company's joint venture brands). The board and management are also considering various strategic alternatives, some of which would involve layoffs and significant restructuring charges including asset write-downs which could materially impair future earnings.


                        The Robert Mondavi Corporation 35

Also on August 20, 2004, the Company announced that its Board of Directors has adopted and will recommend to shareholders a plan to recapitalize the Company that would result in a single class of shares and the elimination of Class B shares with super-voting rights. Subject to approval of a majority of the outstanding Class A shares at the October 29, 2004 Annual Meeting of Shareholders, the recapitalization will be effected and the company will be reincorporated in Delaware. Each Class A share of the current California corporation will be exchanged for one common share of the new Delaware corporation, and each Class B share of the current California corporation will be exchanged for 1.165 common shares of the new Delaware corporation. A Special Committee of independent directors recommended approval of the exchange ratios to the Board of Directors. The requisite vote of the Class B shareholders to approve the plan has been secured by a voting agreement.

The Board of Directors has also authorized the repurchase of up to $30 million in common stock of the new Delaware corporation. The share repurchase program will become effective following the elimination of the Class B shares and permits the Company to make open market purchases over time based upon prevailing business and market conditions, subject to compliance with applicable loan covenants and legal restrictions.

NOTE 15  QUARTERLY HIGHLIGHTS (UNAUDITED)

Selected highlights for each of the fiscal quarters during the year ended June 30, 2004 and 2003 are as follows:


                                                             1ST             2ND             3RD             4TH
                                                           QUARTER         QUARTER         QUARTER         QUARTER
                                                       -----------------------------------------------------------------
YEAR ENDED JUNE 30, 2004:
Net revenues...........................................    $   103,937     $   147,341     $    98,149     $   118,620
Gross profit...........................................         42,013          59,539          36,640          46,006
Net income.............................................          9,848           9,432           2,019           4,285
Earnings per share - basic.............................           0.60            0.58            0.12            0.26
Earnings per share - diluted...........................           0.60            0.57            0.12            0.26

YEAR ENDED JUNE 30, 2003:
Net revenues...........................................    $    98,606     $   141,094     $    92,164     $   120,809
Gross profit...........................................         40,649          59,335          29,485          42,247
Net income (loss)......................................          8,056           9,739          (1,848)            768
Earnings (loss) per share - basic......................           0.50            0.60           (0.11)           0.05
Earnings (loss) per share - diluted....................           0.49            0.59           (0.11)           0.05



                        The Robert Mondavi Corporation 36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.         CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the Company's "disclosure controls and procedures" (defined in the Securities Exchange Act of 1934, Rules 13a-15 (e) and 15d- 15 (e)). Based upon this review, the Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures in place are effective to ensure that information relating to the Company required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported in a timely and proper manner. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter which would materially affect, or is reasonably likely to affect the Company's internal controls over financial reporting.

                                    PART III

ITEM     10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the section entitled "Election of Directors" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on October 29, 2004, as filed with the Securities and Exchange Commission.

ITEM  11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section entitled "Executive Compensation" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on October 29, 2004, as filed with the Securities and Exchange Commission.

ITEM  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on October 29, 2004, as filed with the Securities and Exchange Commission.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Transactions" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on October 29, 2004, as filed with the Securities and Exchange Commission.

ITEM  14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled "Appointment of Independent Auditors" in the registrant's definitive proxy statement for its annual meeting of shareholders to be held on October 29, 2004, as filed with the Securities and Exchange Commission.


                        The Robert Mondavi Corporation 37



                                     PART IV

ITEM  15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON                                  FORM 8-K
           (a) The following documents are filed as part of this report:


                   1)    FINANCIAL STATEMENTS:                                                            PAGE

                         Report of Independent Registered Public Accounting Firm                            18

                         Consolidated Balance Sheets as of June 30, 2004 and 2003                           19

                         Consolidated Statements of Operations for the years ended
                           June 30, 2004, 2003 and 2002                                                     20

                         Consolidated Statements of Changes in Shareholders' Equity
                           for the years ended June 30, 2004, 2003 and 2002                                 21

                         Consolidated Statements of Cash Flows for the years
                           ended June 30, 2004, 2003 and 2002                                               22

                         Notes to Consolidated Financial Statements                                      23-36

                   2)    FINANCIAL STATEMENT SCHEDULE:

                         Schedule II    Valuation and Qualifying Accounts                                   41

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


                        The Robert Mondavi Corporation 38

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
                   (9)   Exhibit 10.56  First Amendment, dated as of June 16, 2003,
                                        to   $150,000,000   Syndicated   (9)  Exhibit   10.57  Second
                                        Amendment, dated as of October 30, 2003, to $150,000,000
                                        Syndicated  Senior Credit Facility dated
                                        as of December 14, 2001.
                   (9)   Exhibit  10.58 Agreement,  dated January 8, 2004 between
                                        Registrant  and Ted  Hall.
                   (9)   Exhibit  10.59 ISDA  Master Agreement and Schedule to the Master Agreement, dated
                                        December 15, 2003 between Registrant and BNP Paribas.
                   (9)   Exhibit 10.60  ISDA Master Agreement and Schedule to the
                                        Master  Agreement,  dated  December  23,  2003  between
                                        Registrant and Harris Trust and Savings Bank.
                   (1)   Exhibit 21     Subsidiaries  of the Registrant  Exhibit 23


                        The Robert Mondavi Corporation 39

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

(9) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003.


(b) A Current Report on Form 8-K was filed on October 23, 2003, in which the Company announced results for its first quarter of fiscal 2004.

     A Current Report on Form 8-K was filed on January 22, 2004, in which the Company announced changes to its Chilean joint venture.

     A Current Report on Form 8-K was filed on January 29, 2004, in which the Company announced results for its second quarter of fiscal 2004.

     A Current Report on Form 8-K was filed on April 22, 2004, in which the Company announced results for the third quarter of fiscal 2004.

     A Current Report on Form 8-K was filed on July 29, 2004, in which the Company announced results for the fourth quarter of fiscal 2004.

     A Current Report on Form 8-K was filed on August 23, 2004, in which the Company announced a plan to eliminate Class B shares; reincorporate in Delaware; Board authorizes share repurchase program; and Company to create two distinct lines of business.


                        The Robert Mondavi Corporation 40

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)


                                                                    ADDITIONS
                                                          ------------------------------
                                            BALANCE AT     CHARGED TO       CHARGED                         BALANCE
                                            BEGINNING       COSTS AND       TO OTHER                         AT END
                                             OF YEAR        EXPENSES        ACCOUNTS       DEDUCTIONS       OF YEAR
                                          --------------- -------------- --------------- --------------- ---------------

YEAR ENDED JUNE 30, 2002:
Allowance for uncollectible accounts........    $500           $  6             --          $    6 (1)         $500
Inventory reserves for write down
  to net realizable value...................   2,082          3,219             --           2,919            2,382

YEAR ENDED JUNE 30, 2003:
Allowance for uncollectible accounts........    $500          $ 136             --            $136 (1)         $500
Inventory reserves for write down
  to net realizable value...................   2,382         15,445             --          15,136            2,691

YEAR ENDED JUNE 30, 2004:
Allowance for uncollectible accounts........    $500          $  --             --           $ --              $500
Inventory reserves for write down
  to net realizable value...................   2,691          1,710             --           1,881            2,520


Notes:

(1) Balances written off as uncollectible.



                        The Robert Mondavi Corporation 41

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE ROBERT MONDAVI CORPORATION

                                       By     /s/ HENRY J. SALVO, JR.
                                       -----------------------------------
                                              Henry J. Salvo, Jr.,
                                              Executive Vice President and
                                              Chief Financial Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                   TITLE                                                DATE
--------------------------     ----------------------------------------------                -------------------
/s/ TED W. HALL
-------------------------
Ted W. Hall                    Chairman of the Board                                          September 10, 2004

/s/ R. MICHAEL MONDAVI
-------------------------
R. Michael Mondavi             Vice-Chairman of the Board                                     September 10, 2004

/s/ TIMOTHY J. MONDAVI
-------------------------
Timothy J. Mondavi             Vice Chairman, Winegrower and Director                         September 10, 2004

/s/ GREGORY M. EVANS
-------------------------
Gregory M. Evans               President, Chief Executive Officer and Director                September 10, 2004

/s/ HENRY J. SALVO, JR.
-------------------------
Henry J. Salvo, Jr.            Chief Financial Officer
                               (Executive Vice President and Chief Financial Officer)         September 10, 2004

/s/ MARCIA MONDAVI BORGER
-------------------------
Marcia Mondavi Borger          Director                                                       September 10, 2004

/s/ FRANK E. FARELLA
-------------------------
Frank E. Farella               Director                                                       September 10, 2004

/s/ PHILIP GREER
-------------------------
Philip Greer                   Director                                                       September 10, 2004

/s/ SIR ANTHONY GREENER
-------------------------
Sir Anthony Greener            Director                                                       September 10, 2004

/s/ JOHN M. THOMPSON
-------------------------
John M. Thompson               Director                                                       September 10, 2004

/s/ ADRIAN D.P. BELLAMY
-------------------------
Adrian D.P. Bellamy            Director                                                       September 10, 2004



                        The Robert Mondavi Corporation 42