Form 10-Q
period 2004-09-30
MONDAVI ROBERT CORP
filed 2004-11-15
CIK 902276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended              September 30, 2004
                               ------------------------------------------------

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

As of November 11, 2004, there were issued and outstanding 10,839,380 shares of the issuer's Class A Common Stock and 5,770,718 share of the issuer's Class B Common Stock.

                                     PART I
Item 1.  Financial Statements.

                           CONSOLIDATED BALANCE SHEETS



                                                              September 30,        June 30,
                                                            ------------------------------------
(In thousands, except share data)                                 2004              2004
                                                            ------------------------------------
                                                                Unaudited
ASSETS
Current assets:
  Cash                                                                $54,377           $48,960
  Accounts receivable, net                                             92,706            94,549
  Inventories                                                         308.841           387,940
  Prepaid expenses and other current assets                            22,677             7,025
  Assets held for sale, net                                           122,144               - -
                                                            ------------------------------------
    Total current assets                                              600,745           538,474

Property, plant and equipment, net                                    156,382           357,224
Assets held for sale, net                                             265,669            40,475
Investments in joint ventures                                             337            29,607
Restricted cash                                                         6,116             6,184
Other assets, net                                                       2,307             6,206
                                                            ------------------------------------
        Total assets                                               $1,031,556          $978,170
                                                            ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $77,018           $26,037
  Employee compensation and related costs                              22,582            15,905
  Accrued interest                                                      3,469             6,967
  Other accrued expenses                                               20,872            14,693
  Current portion of long-term debt                                    17,840            18,910
                                                            ------------------------------------
    Total current liabilities                                         141,781            82,512

Long-term debt, less current portion                                  278,984           363,289
Liabilities held for sale                                              82,557               - -
Deferred income taxes                                                  47,201            42,773
Deferred executive compensation                                         8,017             7,484
Other liabilities                                                       2,404             2,312
                                                            ------------------------------------
      Total liabilities                                               560,944           498,370
                                                            ------------------------------------

Commitments and contingencies (Note 7)

Shareholders' equity
  Preferred Stock: authorized - 5,000,000 shares;
    issued and outstanding - no shares                                    - -               - -
  Class A Common Stock, without par value: authorized -
   25,000,000 shares;
    issued and outstanding - 10,693,893 and 10,676,399
     shares                                                            99,695            99,268
  Class B Common Stock, without par value: authorized -
   12,000,000 shares;
    issued and outstanding - 5,770,718 shares                           9,256             9,256
  Paid in capital                                                      15,003            13,347
  Retained earnings                                                   346,587           359,436
  Deferred compensation stock plans                                      (499)             (534)
  Accumulated other comprehensive income (loss):
    Cumulative translation adjustment                                     720            (1,011)
    Forward contracts                                                    (150)               38
                                                            ------------------------------------
      Total shareholders' equity                                      470,612           479,800
                                                            ------------------------------------
        Total liabilities and shareholders' equity                 $1,031,556          $978,170
                                                            ====================================

See Notes to Consolidated Financial Statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                      ----------------------------------
(In thousands, except share data)                                                           2004             2003
                                                                                      ----------------------------------
                                                                                          Unaudited       Unaudited

Revenues..............................................................................    $   110,260      $   108,786
Less excise taxes.....................................................................          5,145            4,849
                                                                                          -----------      -----------
Net revenues..........................................................................        105,115          103,937

Cost of goods sold....................................................................         69,270           61,924
                                                                                          -----------      -----------
Gross profit..........................................................................         35,845           42,013

Selling, general and administrative expenses..........................................         30,728           28,730
Special charges.......................................................................         26,542              - -
                                                                                          -----------      -----------
Operating (loss) income...............................................................        (21,425)          13,283

Other (income) expense:
  Interest, net.......................................................................          5,106            5,540
  Equity income from joint ventures...................................................         (5,383)          (8,006)
  Other...............................................................................           (423)             240
                                                                                          ------------     -----------
(Loss) income before income taxes.....................................................        (20,725)          15,509

(Benefit) provision for income taxes..................................................         (7,876)           5,661
                                                                                          ------------     -----------
Net (loss) income.....................................................................    $   (12,849)     $     9,848
                                                                                          ============     ===========

(Loss) earnings per share - basic.....................................................    $    (0.78)      $      0.60
                                                                                          ===========      ===========
(Loss) earnings per share - diluted...................................................    $    (0.78)      $      0.60
                                                                                          ===========      ===========

Weighted average number of shares outstanding - basic.................................         16,455           16,358
                                                                                          ===========      ===========
Weighted average number of shares outstanding - diluted...............................         16,455           16,404
                                                                                          ===========      ===========

See Notes to Consolidated Financial Statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                      ----------------------------------
(In thousands)                                                                              2004             2003
                                                                                      ----------------------------------
                                                                                          Unaudited       Unaudited

Cash flows from operating activities:
Net (loss) income.....................................................................    $   (12,849)     $     9,848
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
  Deferred income taxes...............................................................          5,469            1,612
  Depreciation and amortization.......................................................          6,149            6,048
  Equity income from joint ventures...................................................         (5,383)          (8,006)
  Distributions of earnings from joint ventures.......................................            828              - -
  Special charges.....................................................................         26,542              - -
  Inventory write-downs...............................................................          5,958              - -
  Net gain on sale of assets..........................................................            - -           (1,617)
  Other...............................................................................             45              - -
  Change in assets and liabilities:
    Accounts receivable, net..........................................................          2,531            4,535
    Inventories.......................................................................        (48,734)         (37,368)
    Other assets......................................................................        (15,837)           5,035
    Accounts payable and accrued expenses.............................................         41,975           35,022
    Deferred executive compensation...................................................            533              318
    Other liabilities.................................................................            (87)             (81)
                                                                                          -----------      -----------
Net cash flows from operating activities..............................................          7,140           15,346
                                                                                          -----------      -----------

Cash flows from investing activities:
Acquisitions of property, plant and equipment.........................................         (5,370)          (7,115)
Proceeds from sale of assets..........................................................          4,475            2,131
Decrease (increase) in restricted cash................................................             68               (8)
                                                                                          -----------      ------------
Net cash flows from investing activities..............................................           (827)          (4,992)
                                                                                          -----------      -----------

Cash flows from financing activities:
Book overdraft........................................................................            - -            2,361
Net additions (repayments) under credit lines.........................................            491          (14,000)
Proceeds from issuance of long-term debt..............................................            - -            2,722
Principal repayments of long-term debt................................................         (3,310)          (3,297)
Exercise of Class A Common Stock options..............................................            427               67
Other.................................................................................          1,496              454
                                                                                          -----------      -----------
Net cash flows from financing activities..............................................           (896)         (11,693)
                                                                                          -----------      -----------

Net change in cash....................................................................          5,417           (1,339)
Cash at the beginning of the period...................................................         48,960            1,339
                                                                                          -----------      -----------
Cash at the end of the period.........................................................    $    54,377      $       - -
                                                                                          ===========      ===========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited, dollars in thousands, except share data)

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2004, its results of operations for the three month periods ended September 30, 2004 and 2003, and its cash flows for the three month periods ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report and to the section "Critical Accounting Policies" under Item 7 on Form 10-K for the fiscal year ended June 30, 2004, on file at the Securities and Exchange Commission.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company maintains master lease facilities that enable the leasing of certain real property (predominantly vineyards) and equipment to be constructed or acquired and that qualify as variable interest entities with the Company as the primary beneficiary. Accordingly, the Company has adopted the provisions of Interpretation 46, effective July 1, 2003, and has included in its consolidated financial statements the assets, and related liabilities, leased under its master lease facilities. Also as encouraged by the Interpretation, the Company has restated prior period financial statements back to July 1, 2001. In December 2003, the FASB issued a revised Interpretation No. 46, ("FIN 46R") which clarified and enhanced the provisions of FIN 46. The Company adopted FIN 46R upon the issuance.

(Loss) earnings per share

Diluted (loss) earnings per share is computed by dividing net (loss) income by the sum of the weighted average number of Class A and Class B common shares outstanding plus the dilutive effect, if any, of common share equivalents for stock option awards. Potentially dilutive securities are excluded from the computation of diluted (loss) earnings per share if their inclusion would have an antidilutive effect. Excluded antidilutive securities are 547,000 and 1,426,000 options, respectively, for the three months ended September 30, 2004 and 2003.

In computing basic (loss) earnings per share for all periods presented, no adjustments have been made to net (loss) income (numerator) or weighted-average shares outstanding (denominator). The computation of diluted (loss) earnings per share for all periods is identical to the computation of basic (loss) earnings per share except that the weighted-average shares outstanding (denominator) has been increased by 46,000 for the three months ended September 30, 2003, to include the dilutive effect of stock options outstanding.

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

At September 30, 2004, the Company had outstanding forward exchange contracts, hedging primarily Australian dollar purchases of software and forecasted receipts of Canadian dollars and European euros, with notional amounts totaling $7,932. Using exchange rates outstanding as of September 30, 2004, the U.S. dollar equivalent of the contracts totaled $8,616.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

During the second quarter of fiscal 2004, the Company entered into two interest rate swap agreements with a total notional amount of $95,000. The objective of both swaps is to take advantage of the current low interest rate environment and to protect against further increases in the fair value of the Company's debt due to further declines in rates. These swap agreements have been designated as fair-value hedges of certain of the Company's fixed rate debt, effectively converting them to variable rate obligations indexed to LIBOR. The variable rate interest to be paid by the Company will be based on 6-month LIBOR plus a spread of 2.1%. The swap has been marked to fair value at September 30, 2004, resulting in the recording of a swap liability of $552, which is included in Long-term Debt, Less Current Portion in the Consolidated Balance Sheets.

Stock-based compensation

The Company measures compensation cost for employee stock options, restricted shares and similar equity instruments using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and related interpretations. In accordance with APB No. 25, the compensation cost for stock options and restricted shares is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Stock-based employee compensation cost reflected in net (loss) income for the three months ended September 30, 2004 was $1,559 and $35 related to a re-measurement of vested options and restricted shares, respectively. The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation,"(Statement 123) as amended by SFAS No. 148.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

                                                                                             Three Months Ended
                                                                                               September 30,
                                                                                      ---------------------------------
                                                                                            2004            2003
                                                                                      ---------------------------------

Net (loss) income, as reported........................................................    $   (12,849)     $     9,848
Add back of total stock-based compensation expense, as reported.......................          1,594              - -
Less total stock-based compensation expense determined under
   fair value based method for all awards, net of tax effects.........................           (642)            (754)
                                                                                          ------------     ------------
Pro forma net (loss) income...........................................................    $   (11,897)     $     9,094
                                                                                          ============     ===========

(Loss) earnings per share:
  Basic, as reported..................................................................    $    (0.78)      $      0.60
                                                                                          ===========      ===========
  Basic, pro forma....................................................................    $    (0.72)      $      0.56
                                                                                          ===========      ===========
  Diluted, as reported................................................................    $    (0.78)      $      0.60
                                                                                          ===========      ===========
  Diluted, pro forma..................................................................    $    (0.72)      $      0.55
                                                                                          ===========      ===========

For purposes of calculating compensation cost using the fair value-based method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005 and 2004, respectively: dividend yield of 0% for all periods; expected volatility of 41%; risk-free interest rates of 3.27% and 3.04%; and expected lives of three to five years for all periods. The weighted-average grant-date fair value of options granted during fiscal 2005 and 2004, respectively, was $14.12 and $12.02 per share.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

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

NOTE 2   RECENT DEVELOPMENTS

Constellation Offer to Acquire the Company and Subsequent Merger Agreement

On October 12, 2004, the Company received an unsolicited proposal from Constellation Brands, Inc. ("Constellation") to acquire the Company in a transaction in which the Company's Class A shareholders would receive $53.00 in cash and the Company's Class B shareholders would receive $61.75 in cash, subject to certain terms and conditions. Constellation stated that the difference in the prices was intended to reflect the premium allocation between the Class A common stock and the Class B common stock that had been proposed by the Company in connection with the Company's proposed recapitalization. The proposal was carefully reviewed by the Company's board of directors on October 18, 2004. The Company's board of directors concluded not to reject the Constellation proposal but to consider it as part of its on-going process to maximize value for all of its shareholders and the Company issued a press release on the same day stating that the Company had received an unsolicited offer to acquire the Company and the board's conclusion with respect to the Constellation proposal. At that time, the Company reaffirmed the Company's intention to proceed with its plan to seek shareholder approval for the proposed recapitalization and Delaware reincorporation at its annual meeting of shareholders on November 30, 2004. The press release did not identify the terms of the offer or the identity of the party making the proposal. The board of directors took no new action at that time on the Company's previously announced September 14, 2004, restructuring plan and management continued to implement the plan. The press release stated that the Company would continue to evaluate all strategic options and could be able to effectively act upon any of those options following the approval of the recapitalization and reincorporation at the annual meeting on November 30, 2004.

On October 28, 2004, the Company and Constellation met to discuss the Constellation proposal and shortly thereafter the Company began to provide Constellation with access to confidential information and began to discuss a merger agreement which included an increased price by Constellation for the Company's shares.

On November 3, 2004, the Company's board met and the Company and Constellation issued a joint press release announcing the signing of a definitive merger agreement in which Constellation will acquire all the outstanding shares of the Company for $56.50 per share in cash for the Company's Class A common stock and $65.82 per share in cash for the Company's Class B common stock, subject in each case to provisions for dissenters' rights and shares held by the Company, Constellation and their respective subsidiaries.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

The merger agreement, which was approved by the Company's Board of Directors, is subject to the approval of the holders of a majority of Class
A shares (other than holders of Class A shares who are also recordholders of Class B shares) and the approval of the holders of a majority of the Class B shares, as well as conditions customary to transactions of this type, including governmental and regulatory approvals. In that regard, holders of at least a majority of the outstanding Class B shares have agreed to vote in favor of the merger. In connection with the transaction, the Company's board announced that it will no longer seek shareholder approval for its proposed reincorporation and recapitalization plan, and intends to postpone its annual meeting of shareholders that had been scheduled for November 30, 2004. In addition, the Company has suspended its Value Growth Plan, except for the planned sales of the Company's Byron and Arrowood brand assets as outlined below. The company expects to complete the merger with Constellation by the end of 2004 or early 2005.

Litigation in Connection with Constellation Offer

Five purported shareholder class action lawsuits have been filed against the Company and various of its directors arising from the Company's previously stated recapitalization and restructuring plans, and the Constellation offer. Four of those lawsuits have been filed in Napa County, California Superior Court, and are styled Bamboo Partners LLC v. Robert Mondavi Corp., et al., No. 26-27170 (Cal. Super. Ct. compl. filed October 19, 2004); Robert Lewis v. Robert Mondavi Corp., et al., No. 26-27204 (Cal. Super. Ct. compl. filed October 21,
2004); Nancy Bolozky v. Robert Mondavi Corp. et al., No. 26-27249 (Cal. Super. Ct. compl. filed October 26, 2004) and Alaska Electrical Pension Fund v. The Robert Mondavi Corporation et al., No. 26-27334 (Cal. Super. Ct. compl. filed November 2, 2004). The fifth lawsuit has been filed in Nassau County, New York Supreme Court, and is styled The Ezra Birnbaum Charitable Trust v. Philip Greer et al., No. 04-014913 (N.Y. Sup. Ct. compl. filed October 28, 2004). Four of the lawsuits allege that the defendants breached their fiduciary duties to the Company's shareholders by, among other things, pursuing the Company's previously stated recapitalization and restructuring plans, and allegedly refusing to accept the Constellation offer. One of the lawsuits alleges that the defendants breached their fiduciary duties to the Company's shareholders by, among other things, accepting the Constellation offer and allegedly failing to hold an auction and/or to obtain the highest price available for the Company. The complaints seek certain declaratory and injunctive relief, compensatory damages in an unspecified amount, attorneys' fees and costs of suit. On November 8, 2004, the Napa County Superior Court consolidated the four lawsuits filed in that county, and appointed lead counsel for the plaintiff. The time for the defendants to respond to the complaints has not yet expired. The Company believes the lawsuits are without merit and intends to defend against them vigorously.

Value Growth Plan

On August 20, 2004, the Company's board of directors had directed management to formulate a plan to divide the Company's business into two separate operating units within the Company, with one unit focused on its "lifestyle" brands (those brands selling for up to $15 per bottle retail) and the other unit focused on its "luxury" brands (those brands selling for above $15 per bottle retail). The Company's definition of lifestyle wines conforms closely with the industry's standard definitions of popular premium ($3 to $7 per bottle retail) and super premium ($7 to $14 bottle retail) wines. The strategic rationale behind this structural change was that different business models were required to best execute go-to-market strategies for lifestyle and luxury brands. The Company believed separating into two operating units with one focused on lifestyle wines and the other on luxury brands would provide greater focus and additional opportunities to enhance value for shareholders and customers in the future.

On September 14, 2004, the Company announced that it would focus entirely on the premium and super-premium lifestyle wine business. Under this plan, the Company would be anchored by its Woodbridge and Robert Mondavi Private Selection brands and would pursue the establishment of new wine brands, such as Papio. As a result, the Company determined it would explore the divestiture of its luxury wine assets and investments and pursue the sale of other assets identified as non-strategic.

On September 20, 2004, the Company announced that although it was early in the process and there could be no assurances, the Company expected to complete the potential divestiture of the luxury and non-strategic assets within one year and estimated that if all such assets were sold it would realize between $400 million and $500 million in net after-tax proceeds from the divestitures under current wine industry and general economic conditions.

On October 27, 2004, the Company announced that it expected to report a net loss of $(57.7) million for the quarter ended September 30, 2004, which included $105.9 million in pre-tax charges related to the Company's announced Value Growth Plan. Due to the November 3, 2004, Constellation merger announcement detailed above, the Company has suspended its Value Growth Plan initiatives, except for the planned sales of the Company's Byron and Arrowood brand assets. As a result of the suspension of the Value Growth Plan initiatives, the Company has revised its estimates of the fair value of the assets it classified as "Held for Sale" (see Note 5, Assets Held for Sale, Net). Based on these revised estimates, management has determined that these assets it classified as Held for Sale are not impaired, except for the Byron assets which the Company has

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

concluded are impaired based on fair market values. As a result of these revised estimates, the Company will not record the originally estimated impairment charges of $32.2 million for inventory, $44.1 million for property, plant and equipment and $9.0 million of related selling expenses. Based on the planned sale of the Byron assets the Company has recorded an impairment write-down in the amount of $11.5 million representing $5.9 million in inventory (which has been recorded in Cost of Goods Sold), $5.1 million in property, plant and equipment and $0.5 million in other assets. Additionally, prior to the suspension of its Value Growth Plan initiatives, the Company had executed certain aspects of its restructuring plan and consequently recorded pre-tax charges of $20.9 million at September 30, 2004.

The total charges represent $1.4 million of non-strategic asset impairment charges, $11.4 million of severance related charges, $4.4 million of other incurred fees relating to the restructuring of the Company and $3.7 million of other fees relating to the planned recapitalization which were incurred and are recorded in Special Charges in the Consolidated Statements of Operations. The severance charges relate to employees in the Company's vineyard, production and selling, general and administrative departments. The costs will be primarily paid out in the second and third quarters of fiscal year 2005. At this time the Company does not anticipate recording additional charges related to the restructuring and recapitalization of the Company, except for those items detailed in Note 9, Subsequent Events.

Management Changes

The Company announced on August 20, 2004, that Dennis Joyce, formerly the Company's Executive Vice President of Sales and Marketing, has been named chief operating officer of the lifestyle unit, reporting to the Company's President and Chief Executive Officer, Mr. Gregory M. Evans.

The Company announced on September 14, 2004 that following a seven-month sabbatical, R. Michael Mondavi was resigning as a Vice Chairman effective as of September 14, 2004, and as an officer and employee of the Company effective as of September 30, 2004. On October 4, 2004, R. Michael Mondavi resigned as a director of the Company.

The Company announced on October 6, 2004, that Timothy J. Mondavi will continue to serve on the board of directors, but is departing as an officer, Vice Chairman, Winegrower and employee of the Company effective as of September 30, 2004.

The Company also announced on October 6, 2004, that Jean-Michel Valette has been appointed President & Managing Director of Robert Mondavi Winery, reporting to the Company's President and Chief Executive Officer, Mr. Gregory M. Evans.

Market Purchase Program

On August 20, 2004, the Company announced that the board of directors had authorized the repurchase of up to $30 million of Mondavi Delaware common stock. The share repurchase program could have commenced following the merger effecting the Company's recapitalization and reincorporation in Delaware and would have permitted the Company to make open market purchases over time based upon prevailing economic, business and market conditions, subject to applicable loan covenants and legal restrictions. Due to the November 3, 2004, Constellation merger announcement detailed above, the Market Purchase Program has been suspended.

NOTE 3 INVENTORIES

Inventories consist of the following:

                                           September 30,       June 30,
                                          -----------------------------------
                                                2004             2004
                                          -----------------------------------

Wine in production........................    $   234,806     $   199,673
Bottled wine..............................         70,144         160,148
Crop costs and supplies...................          3,891          28,119
                                              -----------     -----------
                                              $   308,841     $   387,940
                                              ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

Inventories are valued at the lower of cost or market. Inventory and cost of goods sold are determined using the first-in, first-out (FIFO) method. Costs associated with growing crops, winemaking and other costs associated with the manufacturing of product for resale are recorded as inventory. The Company's acquisition of Arrowood Vineyards and Winery in fiscal 2001 resulted in the allocation of purchase price to inventories in excess of book value. This difference between the original book value and the fair market value of the inventory upon acquisition is referred to as inventory step-up. Included in inventory at September 30, 2004 and June 30, 2004, respectively, was $1,005 and $1,205 of inventory step-up remaining from the acquisition.

The Company's Value Growth Plan (see Note 2, Recent Developments) identified certain inventory assets as part of its disposition plan. Based on the planned sale of the Byron assets in the Company's second fiscal quarter, an inventory write-down was recorded in the amount of $5,958 in Special Charges in the Consolidated Statement of Operations. Consequently, $122,144 of inventory is classified as Assets Held for Sale, Net in the September 30, 2004, Consolidated Balance Sheet (refer to Note 5, Assets Held for Sale, Net for additional information).

NOTE 4  INVESTMENTS IN JOINT VENTURES

The Company's interest in income and losses for each joint venture is equal to its ownership percentage. The Opus One joint venture is a general partnership, of which the Company has a 50% general partnership interest. The Ornellaia joint venture is a C-Corporation, of which the Company has a 50% interest. The Italy joint venture is a limited liability company, of which the Company has a 50% interest. During fiscal 2004, the Australia joint venture operated through two entities: a limited liability company, of which the Company owns a 50% interest; and a general partnership, of which the Company has a 50% general partnership interest. Effective July 1, 2004, the Company dissolved its joint venture with the Robert Oatley family and Southcorp Limited which produced the Kirralaa and Talomas brands. The Company now produces Talomas wines for Southcorp Limited under a production agreement while Southcorp produces Kirralaa wines for the Company under a similar production agreement. Prior to September 2003, the Chile joint venture was a single corporation, of which the Company owned a 50% interest. During September 2003, the joint venture was split into two new corporations in order to separate the Sena and Arboleda brands and assets from the Caliterra brand and assets. The Company had a 50% interest in each of the new corporations. In January 2004, the Company sold its 50% interest in the corporation holding the Caliterra brand and assets ("Vina Caliterra") to its joint venture partner for $1,673 (see Note 5, Assets Held for Sale, Net below).

The Company's Value Growth Plan (see Note 2, Recent Developments) identified most joint ventures as part of its disposition plan. Consequently, all of the joint venture investments, except for the "Other", detailed below are classified as Assets Held for Sale, Net in the September 30, 2004, Consolidated Balance Sheets (refer to Note 5, Assets Held for Sale, Net for additional information).

Each of the Company's Joint Ventures allows the joint venture partners to force a dissolution of the venture and a sale of its business, subject to priority purchase rights which vary from venture to venture, if the Company undergoes a change of control. The completion of the Constellation merger will cause these rights to be available to the joint venture partners.

Investments in joint ventures are summarized below. The Company's interest in income and losses for each joint venture is stated within parentheses.

                                                September 30,     June 30,
                                              ---------------------------------
Investments in joint ventures are as follows:       2004            2004
                                              ---------------------------------

Opus One (50%)................................    $   17,270       $   12,763
Chile (50%)...................................           600              588
Italy (50%)...................................         6,854            6,704
Ornellaia (50%)...............................         7,970            7,143
Australia (50%)...............................           - -            2,071
Other (50%)...................................           337              338
                                                  ----------       ----------
                                                      33,031           29,607
Less:  Assets held for sale...................        32,694              - -
                                                  ----------       ----------
Total investment in joint ventures............    $      337       $   29,607
                                                  ==========       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

The Company's investment in each joint venture increases or decreases each period for its share of income and losses (equity income) from each joint venture and for any contributions of capital to or distributions of earnings from the joint ventures. During the three months ended September 30, 2004, total distributions of $828 were made from the Company's joint ventures; however, there were no contributions of capital.

The condensed combined statements of operations of the joint ventures are summarized below. The Company's equity income from joint ventures differs from the amount that would be obtained by applying the Company's ownership interest to the net income of these entities due to the elimination of intercompany profit in inventory.

Statements of Operations                            Three Months Ended
                                                       September 30,
                                              --------------------------------
                                                    2004            2003
                                              --------------------------------

Net revenues..............................        $   12,441       $   31,835
Cost of goods sold........................             3,179            9,020
                                                  ----------       ----------
Gross profit..............................             9,262           22,815
Other expenses............................             4,083            9,751
                                                  ----------       ----------
Net income................................        $    5,179       $   13,064
                                                  ==========       ==========

NOTE 5 ASSETS HELD FOR SALE, NET

On September 14, 2004, the Company announced that it would focus entirely on the premium and super-premium lifestyle wine business. As a result, the Company determined it would explore the divestiture of its luxury wine assets and investments and pursue the sale of other assets identified as non-strategic. The luxury brand assets and investments intended for divestiture included Robert Mondavi Winery and its vineyards; the Company's 50% interests in Opus One, Ornellaia, Luce della Vite and Vina Sena; the Byron Winery and Vineyards; and the Arrowood Winery and Vineyards. Non-strategic assets included specified vineyard land, wine inventory and equipment. At September 14, 2004, certain assets were identified for potential future sale and are included in Assets Held for Sale, Net in the Consolidated Balance Sheet at September 30, 2004. These assets were expected to be held and used while the Company pursued the sale of the assets. The Company believes that their carrying values are recoverable and do not exceed fair value. The Company has classified certain assets that are financed through the master lease facilities as Assets Held for Sale, Net at September 30, 2004. Consequently, the Company has classified $82,557 of related debt obligations under the master lease facility as Liabilities Held for Sale in the Consolidated Balance Sheet at September 30, 2004.

The following table identifies the major classes of assets classified as Assets Held for Sale, Net in the Consolidated Balance Sheets:


                                                    September 30,  June 30,
                                                   --------------------------
                                                        2004         2004
                                                   --------------------------

Inventory                                              $128,102         $- -
Less: Inventory write-down                                5,958
                                                   --------------------------
  Total current assets held for sale, net               122,144          - -

Property, plant and equipment, net                     $236,259      $40,475
Investments in joint ventures                            32,694          - -
Other assets, net                                         2,300          - -
                                                   --------------------------
  Sub total                                             271,253
  Less: Property, plant and equipment write-down          5,584          - -
                                                   --------------------------
  Total non-current assets held for sale, net          $265,669      $40,475
                                                   --------------------------

Total assets held for sale, net                        $387,813      $40,475
                                                   ==========================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

Due to the November 3, 2004, Constellation merger announcement detailed in Note 2 Recent Developments, the Company has suspended its divestiture efforts, except for the planned sales of the Company's Byron and Arrowood brand assets. Based on preliminary indications of interest related to the Byron assets, the Company has determined that these property, plant and equipment assets are impaired and consequently has recorded an impairment write-down in the amount of $5,584 in Special Charges in the Consolidated Statement of Operations. The Company expects to reclassify those assets not intended to be sold to "Held for Use" in the second quarter.

During fiscal 2003, the Company determined that certain of its vineyard and other assets were no longer expected to fit its long-term grape sourcing needs or meet its long-term financial objectives. At the time, assets with a combined book value of $46,894 were identified for potential future sale. These assets are being held and used while the Company pursues the sale of the assets. Certain of the assets were sold during the second half of fiscal 2003. At September 30, 2004, the net book value of the remaining assets held for sale totaled $31,772, which is included in Assets Held for Sale, Net in the Consolidated Balance Sheet. The Company believes that this value is recoverable and it does not exceed fair value

During the second quarter of fiscal 2004, the Company decided to sell its joint venture investment in Vina Caliterra. As a result, the Company recorded an impairment loss of $6,075 for the difference between the carrying value and fair value less costs to sell at December 31, 2003. The loss is included in Equity Income from Joint Ventures in the Consolidated Statements of Operations. The sale of Vina Caliterra was completed on January 22, 2004, for $1,673, an amount equal to the impaired value.

During the first quarter of fiscal 2004, the Company sold a non-strategic asset to a related party for $1,997, a price determined using independent appraisers. The transaction resulted in a gain of $1,965 and was included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

NOTE 6  COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes revenues, expenses, gains and losses that are excluded from net (loss) income, including foreign currency translation adjustments and unrealized gains and losses on certain derivative financial instruments designated as cash-flow hedges. Comprehensive (loss) income for the three months ended September 30, 2004 and 2003 was as follows:

                                                               Three Months Ended
                                                                 September 30,
                                                        ---------------------------------
                                                              2004            2003
                                                        ---------------------------------

Net (loss) income.......................................    $  (12,849)      $    9,848
Foreign currency translation adjustment, net of tax.....         1,731              909
Forward contracts, net of tax...........................          (188)            (323)
                                                            -----------      -----------
Comprehensive (loss) income.............................    $  (11,306)      $   10,434
                                                            ===========      ==========

NOTE 7  COMMITMENTS AND CONTINGENCIES

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

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of existing litigation will not have a material adverse effect on the Company's consolidated financial condition, results of its operations, or cash flows. Refer to Note 2, Recent Developments for further discussion regarding recent legal matters.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, dollars in thousands)

NOTE 8  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $9,063 and $9,017 for the three month periods ended September 30, 2004 and 2003, respectively. Cash paid for income taxes was $43 and $38 for the three month periods ended September 30, 2004 and 2003, respectively.

During the three months ended September 30, 2003, the Company completed the sale and subsequent leaseback of certain equipment. Proceeds from the sale used to repay the associated long-term debt totaled $7,712, which resulted in a loss on disposition of $434 included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. The new lease has been accounted for as an operating lease, has a term of approximately five years, and has lease payments totaling $621 per year.

NOTE 9 SUBSEQUENT EVENTS

As stated in Note 2, Recent Developments, the Company intends to continue to pursue the sale of its Arrowood assets. In order for the Company to conclude a sale of these assets it would be required to make a $12.5 million License Fee payment to the Arrowood Family Trust and purchase certain currently leased assets for approximately $8.0 million. These amounts would be added to the current carrying value of approximately $18.0 million resulting in a net book value of approximately $38.5 million prior to a sale. Based upon the current estimated fair market value range for the assets of $18-22 million, the Company anticipates a loss in the range of approximately $16.5-20.5 million will be incurred upon a sale transaction. In its second fiscal quarter of 2005 the Company expects to record an impairment charge after the payments have been made or a loss upon completion of a sale transaction.

On November 11, 2004, the Company signed a definitive agreement to sell its 50% interest in the corporation holding the Sena and Arboleda brands to its joint venture partner for $0.7 million. The Company will recognize a gain on the sale of approximately $0.1 million in its fiscal second quarter. The joint venture net book value was classified as Assets Held for Sale, Net in the Consolidated Balance Sheet at September 30, 2004 (see Note 5, Assets Held for Sale, Net above).

On November 11, 2004, the Company closed the sale, to a third party, of its Rosewood Vineyard property for a sale price of $0.8 million. A $0.8 million loss related to this sale will be recognized by the Company in its second fiscal quarter.

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

Sales volume for the quarter ended September 30, 2004, increased by 1.7% to 2.2 million cases and net revenues increased by 1.1% to $105.1 million compared to the same period last year. The Company reported net loss of $12.8 million, or $0.78 per share-diluted, for the period ended September 30, 2004, compared to net income of $9.8 million, or $0.60 per share-diluted, a year ago. The first quarter change in net (loss) income from the same period last year is detailed below in the Results of Operations discussion, but can be primarily linked to the Company's current period restructuring and recapitalization charges totaling $20.9 million on a pre-tax basis. On October 27, 2004, the Company announced that it expected to report a net loss of $(57.7) million for the quarter ended September 30, 2004, which included $105.9 million in pre-tax charges related to the Company's announced Value Growth Plan. Due to the November 3, 2004, Constellation merger announcement detailed above, the Company has suspended its Value Growth Plan initiatives, except for the planned sales of the Company's Byron and Arrowood brand assets. As a result of the suspension of the Value Growth Plan initiatives, the Company has revised its estimates of the fair value of the assets it classified as "Held for Sale" (see Note 5, Assets Held for Sale, Net). Based on these revised estimates, management has determined that these assets it classified as Held for Sale are not impaired, except for the Byron assets which the Company has concluded are impaired based on fair market values. As a result of these revised estimates, the Company will not record the originally estimated impairment charges of $32.2 million for inventory, $44.1 million for property, plant and equipment and $9.0 million of related selling expenses. Based on the planned sale of the Byron assets, the Company has recorded an impairment write-down related to the planned sale of these assets in the amount of $11.5 million, representing $5.9 million in inventory (which has been recorded in Cost of Goods Sold), $5.1 million in property, plant and equipment and $0.5 million in other assets. Additionally, prior to the suspension of its Value Growth Plan initiatives, the Company had executed certain aspects of its restructuring plan and consequently recorded pre-tax charges of $20.9 million at September 30, 2004. The total charges represent $1.4 million of non-strategic asset impairment charges, $11.4 million of severance related charges, $4.4 million of other incurred fees relating to the restructuring of the Company and $3.7 million of other fees relating to the planned recapitalization which were incurred and are recorded in Special Charges in the Consolidated Statements of Operations. The severance charges relate to employees in the Company's vineyard, production and selling, general and administrative departments. The costs will be primarily paid out in the second and third quarters of fiscal year 2005. At this time the Company does not anticipate recording additional charges related to the restructuring and recapitalization of the Company, except for those items detailed in Subsequent Events below.

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

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and recent 8-K filings for further discussion of the operations and organizational changes.

RECENT DEVELOPMENTS

Constellation Offer to Acquire the Company and Subsequent Merger Agreement
On October 12, 2004, the Company received an unsolicited proposal from Constellation Brands, Inc. to acquire the Company in a transaction in which the Company's Class A shareholders would receive $53.00 in cash and the Company's Class B shareholders would receive $61.75 in cash, subject to certain terms and conditions. Constellation stated that the difference in the prices is intended to reflect the premium allocation between the Class A common stock and the Class B common stock that had been proposed by the Company in connection with the Company's proposed recapitalization. The proposal was carefully reviewed by the Company's board of directors on October 18, 2004. The Company's board of directors concluded not to reject the Constellation proposal but to consider it as part of its on-going process to maximize value for all of its shareholders and the Company issued a press release on the same day stating that the Company had received an unsolicited offer to acquire the Company and the board's conclusion with respect to the Constellation proposal. At that time, the Company reaffirmed the Company's intention to proceed with its plan to seek shareholder approval for the proposed recapitalization and Delaware reincorporation at its annual meeting of shareholders on November 30, 2004. The press release did not identify the terms of the offer or the identity of the party making the proposal. The board of directors took no new action at that time on the Company's previously announced September 14, 2004, restructuring plan and management continued to implement the plan. The press release stated that the Company would continue to evaluate all strategic options and could be able to effectively act upon any of those options following the approval of the recapitalization and reincorporation at the annual meeting on November 30, 2004.

On October 28, 2004, the Company and Constellation met to discuss the Constellation proposal and shortly thereafter the Company began to provide Constellation with access to confidential information and began to discuss a merger agreement which included an increased price by Constellation for the Company's shares.

On November 3, 2004, the Company's board met and the Company and Constellation issued a joint press release announcing the signing of a definitive merger agreement in which Constellation will acquire all the outstanding shares of the Company for $56.50 per share in cash for the Company's Class A common stock and $65.82 per share in cash for the Company's Class B common stock, subject in each case to provisions for dissenters' tights and shares held by the Company, Constellation and their respective subsidiaries.

The merger agreement, which was approved by the Company's Board of Directors, is subject to the approval of the holders of a majority of Class
A shares (other than holders of Class A shares who are also recordholders of Class B shares) and the approval of the holders of a majority of the Class B shares, as well as conditions customary to transactions of this type, including governmental and regulatory approvals. In that regard, holders of at least a majority of the outstanding Class B shares have agreed to vote in favor of the merger. In connection with the merger, the Company's board announced that it will no longer seek shareholder approval for its proposed reincorporation and recapitalization plan, and intends to postpone its annual meeting of shareholders scheduled for November 30, 2004. In addition, the Company has suspended its Value Growth Plan, except for the planned sales of the Company's Byron and Arrowood brand assets, as outlined below. The company expects to complete the merger with Constellation by the end of 2004 or early 2005.

Litigation in Connection with Constellation Offer

Five purported shareholder class action lawsuits have been filed against the Company and various of its directors arising from the Company's previously stated recapitalization and restructuring plans, and the Constellation offer. Four of those lawsuits have been filed in Napa County, California Superior Court, and are styled Bamboo Partners LLC v. Robert Mondavi Corp., et al., No. 26-27170 (Cal. Super. Ct. compl. filed October 19, 2004); Robert Lewis v. Robert Mondavi Corp., et al., No. 26-27204 (Cal. Super. Ct. compl. filed October 21,
2004); Nancy Bolozky v. Robert Mondavi Corp. et al., No. 26-27249 (Cal. Super. Ct. compl. filed October 26, 2004) and Alaska Electrical Pension Fund v. The Robert Mondavi Corporation et al., No. 26-27334 (Cal. Super. Ct. compl. filed November 2, 2004). The fifth lawsuit has been filed in Nassau County, New York Supreme Court, and is styled The Ezra Birnbaum Charitable Trust v. Philip Greer et al., No. 04-014913 (N.Y. Sup. Ct. compl. filed October 28, 2004). Four of the lawsuits allege that the defendants breached their fiduciary duties to the Company's shareholders by, among other things, pursuing the Company's previously stated recapitalization and restructuring plans, and allegedly refusing to accept the Constellation offer. One of the lawsuits alleges that the defendants breached their fiduciary duties to the Company's shareholders by, among other things, accepting the Constellation offer and allegedly failing to hold an auction and/or to obtain the highest price available for the Company. The complaints seek certain declaratory and injunctive relief, compensatory damages in an unspecified amount, attorneys' fees and costs of suit. On November 8, 2004, the Napa County Superior Court consolidated the four lawsuits filed in that county, and appointed lead counsel for the plaintiff. The time for the defendants to respond to the complaints has not yet expired. The Company believes the lawsuits are without merit and intends to defend against them vigorously.

Value Growth Plan

On August 20, 2004, the Company's board of directors had directed management to formulate a plan to divide the Company's business into two separate operating units within the Company, with one unit focused on its "lifestyle" brands (those brands selling for up to $15 per bottle retail) and the other unit focused on its "luxury" brands (those brands selling for above $15 per bottle retail). The Company's definition of lifestyle wines conforms closely with the industry's standard definitions of popular premium ($3 to $7 per bottle retail) and super premium ($7 to $14 bottle retail) wines. The strategic rationale behind this structural change was that different business models were required to best execute go-to-market strategies for lifestyle and luxury brands. The Company believed separating into two operating units with one focused on lifestyle wines and the other on luxury brands would provide greater focus and additional opportunities to enhance value for shareholders and customers in the future.

On September 14, 2004, the Company announced that it would focus entirely on the premium and super-premium lifestyle wine business. Under this plan, the Company would be anchored by its Woodbridge and Robert Mondavi Private Selection brands and would pursue the establishment of new wine brands, such as Papio. As a result, the Company determined it would explore the divestiture of its luxury wine assets and investments and pursue the sale of other assets identified as non-strategic.

On September 20, 2004, the Company announced that although it was early in the process and there could be no assurances, the Company expected to complete the potential divestiture of the luxury and non-strategic assets within one year and estimated that if all such assets were sold it would realize between $400 million and $500 million in net after-tax proceeds from the divestitures under current wine industry and general economic conditions.

On October 27, 2004, the Company announced that it expected to report a net loss of $(57.7) million for the quarter ended September 30, 2004, which included $105.9 million in pre-tax charges related to the Company's announced Value Growth Plan. Due to the November 3, 2004, Constellation merger announcement detailed above, the Company has suspended its Value Growth Plan initiatives, except for the planned sales of the Company's Byron and Arrowood brand assets. As a result of the suspension of the Value Growth Plan initiatives, the Company has revised its estimates of the fair value of the assets it classified as "Held for Sale" (see Note 5, Assets Held for Sale, Net). Based on these revised estimates, management has determined that these assets it classified as Held for Sale are not impaired, except for the Byron assets which the Company has concluded are impaired based on fair market values. As a result of these revised estimates, the Company will not record the originally estimated impairment charges of $32.2 million for inventory, $44.1 million for property, plant and equipment and $9.0 million of related selling expenses. Based on the planned sale of the Byron assets, the Company has recorded an impairment write-down related to these assets in the amount of $11.5 million, representing $5.9 million in inventory (which has been recorded in Cost of Goods Sold), $5.1 million in property, plan and equipment and $0.5 million in other assets. Additionally, prior to the suspension of its Value Growth Plan initiatives, the Company had executed certain aspects of its restructuring plan and consequently recorded pre-tax charges of $20.9 million at September 30, 2004. The total charges represent $1.4 million of non-strategic asset impairment charges, $11.4 million of severance related charges, $4.4 million of other incurred fees relating to the restructuring of the Company and $3.7 million of other fees relating to the planned recapitalization which were incurred and are recorded in Special Charges in the Consolidated Statements of Operations. The severance charges relate to employees in the Company's vineyard, production and selling, general and administrative departments. The costs will be primarily paid out in the second and third quarter of fiscal year 2005. At this time the Company does not anticipate recording additional charges related to the restructuring and recapitalization of the Company, except for those items detailed in Subsequent Events below.

Management Changes

The Company announced on August 20, 2004, that Dennis Joyce, formerly the Company's Executive Vice President of Sales and Marketing, has been named chief operating officer of the lifestyle unit, reporting to the Company's President and Chief Executive Officer, Mr. Gregory M. Evans.

The Company also announced on September 14, 2004 that following a seven-month sabbatical, R. Michael Mondavi was resigning as a Vice Chairman effective as of September 14, 2004, and as an officer and employee of the Company effective as of September 30, 2004. On October 4, 2004, R. Michael Mondavi resigned as a director of the Company.

The Company announced on October 6, 2004, that Timothy J. Mondavi will continue to serve on the board of directors, but is departing as an officer, Vice Chairman, Winegrower and employee of the Company effective as of September 30, 2004.

The Company also announced on October 6, 2004, that Jean-Michel Valette has been appointed President & Managing Director of Robert Mondavi Winery, reporting to the Company's President and Chief Executive Officer, Mr. Gregory M. Evans.

Market Purchase Program

On August 20, 2004, the Company announced that the board of directors had authorized the repurchase of up to $30 million of Mondavi Delaware common stock. The share repurchase program could have commenced following the merger effecting the Company's recapitalization and reincorporation in Delaware and would have permitted the Company to make open market purchases over time based upon prevailing economic, business and market conditions, subject to applicable loan covenants and legal restrictions. Due to the November 3, 2004, Constellation merger announcement detailed above, the Market Purchase Program has been suspended.

Subsequent Events

As stated in Note 2, Recent Developments, the Company intends to continue to pursue the sale of its Arrowood assets. In order for the Company to conclude a sale of these assets it would be required to make a $12.5 million License Fee payment to the Arrowood Family Trust and purchase certain currently leased assets for approximately $8.0 million. These amounts would be added to the current carrying value of approximately $18.0 million, resulting in a net book value of approximately $38.5 million prior to a sale. Based upon the current estimated fair market value range for the assets of $18-22 million, the Company anticipates a loss in the range of approximately $16.5-20.5 million will be incurred upon a sale transaction. In its second fiscal quarter of 2005 the Company expects to record an impairment charge after the payments have been made or a loss upon completion of a sale transaction.

On November 11, 2004, the Company signed a definitive agreement to sell its 50% interest in the corporation holding the Sena and Arboleda brands to its joint venture partner for $0.7 million. The Company will recognize a gain on the sale of approximately $0.1 million in its fiscal second quarter. The joint venture net book value was classified as Assets Held for Sale, Net in the Consolidated Balance Sheet at September 30, 2004 (see Note 5, Assets Held for Sale, Net above).

On November 11, 2004, the Company closed the sale, to a third party, of its Rosewood Vineyard property for a sale price of $0.8 million. A $0.8 million loss related to this sale will be recognized by the Company in its second fiscal quarter related to this sale.

RISK FACTORS

Certain officers and directors of the Company have interests that are different from, or in addition to, the interests of other shareholders of the Company.

Timothy J. Mondavi and Marcia Mondavi Borger, members of the board of directors of the Company, beneficially own approximately 40.5% of the Company's Class B common stock and as such have interests in the merger that are different from, or in addition to, the interests of holders of Class A common stock. Timothy J. Mondavi and Marcia Mondavi Borger abstained from voting on the merger agreement and the merger. In addition, certain officers of the Company may receive severance packages, if they are terminated in connection with or after the merger. You should consider whether these severance arrangements may have influenced the three officers to support the merger. Finally, certain of the Company's non-employee directors have options to purchase shares of the Class A common stock and/or other equity awards that will be cashed out on an accelerated basis in connection with the merger. You should consider whether these interest and benefits may have influenced these directors' decisions to approve the merger.

Failure to consummate the merger with Constellation could adversely affect the Company's stock price.

The merger agreement that the Company entered into with Constellation contains several conditions to Constellation's obligation to complete the merger. These conditions include:

     --   approval of the Company's shareholders;

     -- obtaining antitrust clearance and other requisite approvals and consents;

     -- operating the Company's business in compliance with the covenants set forth in the merger agreement; and

     -- continued accuracy of the Company's representations and warranties, including the absence of any material adverse effect on the Company's business.

The Company cannot be certain it will obtain the necessary regulatory approvals or that it will satisfy the other closing conditions. If the transaction were terminated for failure to satisfy a condition or for any other reason, or if it appeared reasonably likely to be terminated, this could have a significant adverse effect on the Class A stock price.

Provisions in the merger agreement may discourage other companies from attempting to acquire the Company.


Until the completion of the merger, with certain limited exceptions, the merger agreement prohibits the Company from entering into or soliciting any acquisition proposal or offer for a merger with a party other than Constellation. The Company will be required to pay a $31 million termination fee to Constellation if the merger agreement is terminated under certain specified circumstances, including:

-- If (x) there is a third party acquisition proposal to the Company and either (i) the Company's shareholders do not approve the merger with Constellation, (ii) the merger is not consummated prior to April 30, 2005 or (iii) Constellation terminates the merger agreement because the Company has breached a representation, warranty or covenant; and (y) the Company enters into an agreement to be acquired by a third party within 12 months following the termination of the merger agreement with Constellation;

-- If the Company terminates the merger agreement in order to enter into an agreement with a third party with respect to a superior proposal for the entire company; or

-- If Constellation terminates the merger agreement because the Company's board of directors has either withdrawn, qualified or modified in a manner adverse to Constellation its recommendation to the Company's shareholders, or if Constellation terminates the merger agreement because the Company's board of directors has approved or recommended approval of a superior proposal for the entire company.

These provisions could discourage other companies from trying to acquire the Company even though those companies might be willing to offer greater value to the Company's shareholders than Constellation has offered in the proposed merger.

If the merger does not occur, the Company will not benefit from the expenses it has incurred in preparation for the merger.

If the merger is not consummated, the Company will have incurred substantial expenses for which no ultimate benefit will have been received by it. The Company currently expects to incur significant out-of-pocket expenses for services in connection with the merger, consisting of financial advisor, legal and accounting fees and financial printing and other related charges, much of which may be incurred even if the merger is not completed.

The announced merger with Constellation may adversely affect the Company's results of operations.

In response to the announcement of the merger, the Company's customers and strategic partners may delay or defer decisions, which could have a material adverse effect on the Company's business regardless of whether the merger is ultimately completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the combined company. This may adversely affect employee morale and the Company's ability to attract and retain key management, sales, marketing and technical personnel. In addition, focus on the merger and related matters have resulted in, and may continue to result in, the diversion of management attention and resources. To the extent that there is uncertainty about the closing of the merger, or if the merger does not close, the Company's business may be harmed if customers, strategic partners or others believe that the Company cannot effectively compete in the marketplace without the merger or if there is customer and employee uncertainty surrounding the future direction of the Company on a stand-alone basis. In addition, the Company has suspended the implementation of its Value Growth Plan and certain other contemplated restructuring steps to pursue the merger. If the merger does not close and the Company decides to re-implement its Value Growth Plan and other previously contemplated restructuring steps, the delay in such re-implementation may adversely affect the Company's business and results of operations.

RESULTS OF OPERATIONS

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Net Revenues - Overall net revenues increased by 1.1% to $105.1 million and shipments rose 1.7% to 2.2 million cases. The volume increase is driven by a 5.1% increase in Robert Mondavi Private Selection, 17.0% increase in Robert Mondavi Winery brand and a 70% increase in other California brands introduced within the last year. The increase was offset by a 2.6% decrease in Woodbridge volume. Total net revenues per case decreased to $48.55 in the current quarter from $48.80 in the prior year's quarter. The decrease is a result of a mix shift to new low priced product rollout and a $1.1 million increase in sales promotional spending compared to the prior year's quarter.

Cost of Goods Sold - Overall cost of goods sold increased by 11.9% to $69.3 million, attributable to a $5.9 million inventory write-down for the Byron winery (refer to Recent Developments for further discussion) and an increase of 2.2% or $1.4 million due to increased cases sold for the quarter and product mix specifically related to higher sales of more expensive Robert Mondavi Winery products compared to the prior year.

Gross Profit - As a result of the above factors, the gross profit percentage decreased to 20.4% from 40.4% in the same period last year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased by $2.0 million, or 7.0% and the ratio of selling, general and administrative expenses to net revenues increased to 29.2% from 27.6% a year ago. Reflected in prior year's amount is a $1.5 million net gain related to the sale of certain non-strategic assets, therefore the change from same period last year is essentially flat.

Special Charges - Prior to the suspension of the Value Growth Plan initiatives, except for the planned sales of the Company's Byron and Arrowood brand assets, the Company executed certain aspects of its restructuring plan and consequently recorded pre-tax charges of $20.9 million at September 30, 2004. The total charges represent $1.4 million of non-strategic asset impairment charges, $11.4 million reflecting severance related charges, $4.4 million of other fees relating to the restructuring of the Company and $3.7 million of other fees relating to recapitalization charges which were incurred and are recorded in Special Charges in the Consolidated Statements of Operations. The severance charges relate to employees in the Company's vineyard, production and selling, general and administrative departments. According to the severance plan, the costs will be primarily paid out in second and third quarters of fiscal 2005. Additionally, the Company has recorded an impairment write-down with respect to the planned sale of its Byron brand assets in the amount of $5.1 million relating to property, plant and equipment and $0.5 million other assets. At this time the Company does not anticipate recording additional charges related to the restructuring and recapitalization of the Company, except for those items detailed in Subsequent Events above.

Interest, Net - Interest expense decreased by $0.4 million or 7.8%, primarily reflecting a 2.8% decrease in average borrowings outstanding, lower interest rates, and the positive effect of the Company's new interest rate swap program, partially offset by a $0.1 million decrease in capitalized interest resulting from the completion of certain capital and vineyard development projects.

Equity Income from Joint Ventures - The Company reported equity income from joint ventures of $5.4 million compared to $8.0 million in the prior year quarter, primarily reflecting decreased income due to timing of shipments from Opus One and the Company's Italian joint ventures of $1.1 million and $1.3 million, respectively, compared to prior year's quarter.

Income Tax Provision - The Company's effective tax rate was 38.0% compared to 36.5% last year.

Net (Loss) Income and (Loss) Earnings Per Share - As a result of the above factors, the Company reported a net loss of $12.8 million, or $0.78 per share-diluted, compared to net income of $9.8 million, or $0.60 per share-diluted, a year ago.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of September 30, 2004, was $459.0 million compared to $456.0 million at June 30, 2004. The $3.0 million increase in working capital was primarily attributable to an increase in prepaid and other current assets of $15.7 million and a $43.0 million increase in inventories, which is a result of the harvest. This increase is offset by a seasonal increase of $51.0 million in accounts payable and $6.2 million of other accrued expenses related primarily to accruals of restructuring charges and the Company's current tax position.

Cash provided by operations totaled $7.1 million, primarily reflecting net loss of $12.8 million, $4.6 million of equity income from joint ventures (net of distributions from joint ventures during the period), and offset by $26.5 million of restructuring and recapitalization costs and $5.9 million of inventory write-downs for the quarter and $6.1 million of non-cash depreciation and amortization. Cash used in investing activities totaled $0.8 million, primarily reflecting $5.4 million of capital purchases offset by proceeds of $4.5 million from the sale of certain assets. Cash used in financing activities totaled $0.9 million, primarily reflecting net repayments of debt of $2.8 million reduced by $1.5 million of foreign currency translation adjustments. As a result of these activities, the Company increased cash on hand from $49.0 million at June 30, 2004 to $54.4 million at September 30, 2004.

The Company has an uncollateralized revolving credit line that has maximum credit availability of $150.0 million and expires on December 14, 2004. The Company had no amounts outstanding under this facility at September 30, 2004. The Company also has $267.1 million of fixed rate debt and capital lease obligations outstanding at September 30, 2004, of which $17.8 million is classified as current at quarter end. The Company has classified certain assets that are financed through the master lease facilities as Assets Held for Sale, Net at September 30, 2004. Consequently, the Company has classified $82.6 million of related debt obligation under the master lease facility as Liabilities Held for Sale in the Consolidated Balance Sheet at September 30, 2004.

Due to the Value Growth Plan detailed in "Recent Developments" above, the Company had classified $122.1 million in current assets and $265.7 million in non-current assets as "Assets Held for Sale, Net" in the Consolidated Balance Sheet at September 30, 2004. Due to the November 3, 2004, Constellation merger announcement detailed in Note 2, Recent Developments, the Company has suspended its divestiture efforts, except for the planned sales of the Company's Byron and Arrowood brand assets. The Company expects to reclassify those assets not intended to be sold to "Held for Use" in the second quarter.

During the second quarter of fiscal 2004, the Company entered into two interest rate swap agreements with a total notional amount of $95,000. The objective of both swaps is to take advantage of the current low interest rate environment and to protect against further increases in the fair value of the Company's debt due to further declines in rates. These swap agreements have been designated as fair-value hedges of certain of the Company's fixed rate debt, effectively converting them to variable rate obligations indexed to LIBOR. The variable rate interest to be paid by the Company will be based on 6-month LIBOR plus a spread of 2.1%. The swap has been marked to fair value at September 30, 2004, resulting in the recording of a swap liability of $552, which is included in Long-term Debt, Less Current Portion in the Consolidated Balance Sheets.

The Company maintains master lease facilities that provide the capacity to fund up to $129.4 million, of which $112.3 million had been utilized as of September 30, 2004. The facilities enable the Company to lease certain real property to be constructed or acquired. The leases have initial terms of three to seven years, after a construction period, with options to renew. The Company may, at its option, purchase the property under lease during or at the end of the lease term. If the Company does not exercise the purchase option, the Company will guarantee a residual value of the property under lease, which was approximately $93.2 million as of September 30, 2004. Effective July 1, 2003, the Company adopted the provisions of FIN 46, and included in its consolidated financial statements the assets, and related liabilities, leased under the master lease facilities. Also, as encouraged by FIN 46, the Company has restated prior period financial statements. The assets leased under these facilities have historically been included in the financial covenants of the Company's debt agreements and in the evaluation of the Company's creditworthiness by its banks. The Company has classified certain assets that are financed through the master lease facilities as Assets Held for Sale, Net at September 30, 2004. Consequently, the Company has classified $82.6 million of related debt obligation under the master lease facility as Liabilities Held for Sale in the Consolidated Balance Sheet at September 30, 2004.

The premium wine industry is a capital intensive business, due primarily to the lengthy aging and processing cycles involved in premium wine production. Historically, the Company has financed its operations and capital spending principally through borrowings, as well as through internally generated funds. If the announced merger with Constellation were not consummated, then the Company projects continued capital spending over the next several years to expand production capacity, acquire barrels and complete its vineyard development. The Company currently expects its capital spending requirements to be between $25 million and $30 million for fiscal 2005.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes from the items disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and the Company's proxy statement dated October 25, 2004, both on file at the Securities and Exchange Commission.

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

                                     PART II

Item 1.  Legal Proceedings.

Five purported shareholder class action lawsuits have been filed against the Company and various of its directors arising from the Company's previously stated recapitalization and restructuring plans, and the Constellation offer. Four of those lawsuits have been filed in Napa County, California Superior Court, and are styled Bamboo Partners LLC v. Robert Mondavi Corp., et al., No. 26-27170 (Cal. Super. Ct. compl. filed October 19, 2004); Robert Lewis v. Robert Mondavi Corp., et al., No. 26-27204 (Cal. Super. Ct. compl. filed October 21,
2004); Nancy Bolozky v. Robert Mondavi Corp. et al., No. 26-27249 (Cal. Super. Ct. compl. filed October 26, 2004) and Alaska Electrical Pension Fund v. The Robert Mondavi Corporation et al., No. 26-27334 (Cal. Super. Ct. compl. filed November 2, 2004). The fifth lawsuit has been filed in Nassau County, New York Supreme Court, and is styled The Ezra Birnbaum Charitable Trust v. Philip Greer et al., No. 04-014913 (N.Y. Sup. Ct. compl. filed October 28, 2004). Four of the lawsuits allege that the defendants breached their fiduciary duties to the Company's shareholders by, among other things, pursuing the Company's previously stated recapitalization and restructuring plans, and allegedly refusing to accept the Constellation offer. One of the lawsuits alleges that the defendants breached their fiduciary duties to the Company's shareholders by, among other things, accepting the Constellation offer and allegedly failing to hold an auction and/or to obtain the highest price available for the Company. The complaints seek certain declaratory and injunctive relief, compensatory damages in an unspecified amount, attorneys' fees and costs of suit. On November 8, 2004, the Napa County Superior Court consolidated the four lawsuits filed in that county, and appointed lead counsel for the plaintiff. The time for the defendants to respond to the complaints has not yet expired. The Company believes the lawsuits are without merit and intends to defend against them vigorously.

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

   A Current Report on Form 8-K was filed on September 15, 2004, in which the Company (a) announced its strategy to focus on the lifestyle wine segment and to explores divestiture of its luxury assets; and (b) revised fiscal 2005 guidance.

   A Current Report on Form 8-K was filed on September 15, 2004, in which the Company announced the departure of R. Michael
   Mondavi.

   A Current Report on Form 8-K was filed on September 20, 2004, in which the Company filed a Termination of Employment
   Agreement for R. Michael Mondavi.

   A Current Report on Form 8-K was filed on September 20, 2004, in which the Company disclosed costs associated with exit or disposal activities.

   A Current Report on Form 8-K was filed on September 20, 2004, in which the Company announced its intention to address investors at the Bank of America Securities Conference.

   A Current Report on Form 8-K was filed on October 1, 2004, in which the Company issued a press release reaffirming expectations to realize between $400M to $500M from divestiture of assets.

   A Current Report on Form 8-K was filed on October 5, 2004, in which the Company announced the resignation of R. Michael
   Mondavi as a director of the Company.

   A Current Report on Form 8-K was filed on October 5, 2004, in which the Company issued a press release announcing the departure of R. Michael Mondavi from the Company's board of directors.

   A Current Report on Form 8-K was filed on October 7, 2004, in which the Company issued a press release announcing (a) the appointment of Jean-Michel Vallette as President and Managing Director of Robert Mondavi Winery and (b) the departure of Timothy J. Mondavi as an employee of the Company and retention of Mr. Mondavi as Consulting Winegrower to the Company.

   An amended Current Report on Form 8-K/A was filed on October
   8, 2004, to update the disclosure to item 2.05 of the Current
   Report on Form 8-K filed on September 20, 2004.

   A Current Report on Form 8-K was filed on October 19, 2004, in which the Company announced receipt of an unsolicited proposal to acquire the Company.


   A Current Report on Form 8-K was filed on October 20, 2004, in which the Company filed a Termination Agreement and Personal
   Services Agreement with Timothy J. Mondavi.

   A Current Report on Form 8-K was filed on October 28, 2004, in which the Company announced its financial results for the quarter ended September 30, 2004.

   A Current Report on Form 8-K was filed on November 4, 2004, in which the Company issued a press release announcing that it had signed a definitive merger agreement with Constellation
   Brands.

   A Current Report on Form 8-K was filed on November 8, 2004, in which the Company filed a copy of its definitive merger agreement.

   A Current Report on Form 8-K was filed on November 10, 2004, in which the Company announced that the annual shareholder meeting scheduled for November 30, 2004, would be postponed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE ROBERT MONDAVI CORPORATION


Dated:   November 15, 2004           By  /s/ HENRY J. SALVO, JR.
                                        ---------------------------------
                                        Henry J. Salvo, Jr.
                                        Chief Financial Officer

            Cautionary Statement Regarding Forward-Looking Statements
            ---------------------------------------------------------

This announcement and other information provided from time to time by the company contain historical information as well as forward-looking statements about the company, the premium wine industry and general business and economic conditions. These forward-looking statements include, for example, statements regarding the Company's proposed merger with Constellation Brands, projections or predictions about the company's future growth, earnings before interest and tax ratios and financial returns, consumer demand for its wines, including new brands and brand extensions, margin trends, anticipated future investment in vineyards and other capital projects, the premium wine grape market and the premium wine industry in general. Actual results may differ materially from the company's present expectations. Among other things, a soft economy, a downturn in the travel and entertainment sector, risk associated with continued conflict in the Middle East, reduced consumer spending, or changes in consumer preferences could reduce demand for the company's wines. Similarly, increased competition or changes in tourism to the Company's California properties could affect the Company's volume and revenue growth outlook. The supply and price of grapes, the Company's most important raw material, is beyond the Company's control. A shortage of grapes might constrict the supply of wine available for sale and cause higher grape costs putting more pressure on gross profit margins. A surplus of grapes might allow for greater sales and lower grape costs, but it might also result in more competition and pressure on selling prices or marketing spending. Interest rates and other business and economic conditions could increase significantly the cost and risks of projected capital spending. There are also significant risks associated with the proposed merger with Constellation. The announcement of the proposed merger may impair management's ability to focus on other needed areas of business execution. There is no assurance that the Company will successfully complete the merger within the expected timeframe or at all and failure to complete the merger could adversely affect the Company's stock price. If the Company fails to complete the merger, it may be required to pay Constellation a termination fee and the Company will not realize any benefits from the expenses it has incurred in preparation for the merger. For additional cautionary statements identifying important factors that could cause actual results to differ materially from such forward-looking information, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and to the risk factors above. For these and other reasons, no forward-looking statement by the Company can nor should be taken as any assurance of what will happen in the future. Actual results may differ significantly from those projected in the forward-looking statements.